Form 10-Q
period 1996-06-30
RYERSON TULL INC
filed 1996-08-13
CIK 1013595

                                                           SECOND QUARTER - 1996



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM   10-Q

                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1996

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                           -------------------------

                         Commission file number 1-11767

                I.R.S. Employer Identification Number 36-3431962


                               RYERSON TULL, INC.

                            (a Delaware Corporation)

                              2621 West 15th Place
                            Chicago, Illinois 60608
                           Telephone:  (312) 762-2121



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         No  X
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,220,000 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of August 5, 1996.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                          Dollars in Millions (except per share data)
                                        -----------------------------------------------
                                        Three Months Ended            Six Months Ended
                                             June 30                       June 30
                                        ------------------         --------------------
                                         1996       1995              1996       1995
                                        ------     -------          --------   --------

NET SALES                               $607.5      $631.7          $1,232.8   $1,284.0
                                        ------      ------          --------   --------
OPERATING COSTS AND EXPENSES
 Cost of goods sold                      529.6       546.0           1,072.5    1,111.0
 Selling, general and
   administrative expenses                39.7        39.1              79.9       79.0
 Depreciation and amortization             5.5         5.6              11.1       11.0
                                        ------      ------          --------   --------

     Total                               574.8       590.7           1,163.5    1,201.0
                                        ------      ------          --------   --------

OPERATING PROFIT                          32.7        41.0              69.3       83.0

General corporate expense,
   net of income items                      .1          .8               (.6)       1.2
Interest and other expense on debt         1.1          .7               1.7        1.4
                                        ------      ------          --------   --------
INCOME BEFORE INCOME TAXES                31.5        39.5              68.2       80.4

PROVISION FOR INCOME TAXES                12.6        15.5              26.9       31.9
                                        ------      ------          --------   --------

NET INCOME                              $ 18.9      $ 24.0          $   41.3   $   48.5
                                        ======      ======          ========   ========

PRO FORMA PRIMARY EARNINGS PER SHARE
   OF COMMON STOCK (Note 4)             $  .48      $  .61          $   1.05   $   1.24
                                        ======      ======          ========   ========


OPERATING DATA
- --------------

 SHIPMENTS (Tons in Thousands)           634.8       592.7           1,273.4    1,219.8


                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================

                                                            Dollars in Millions
                                                            -------------------
                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                               1996      1995
                                                              -------   ------
OPERATING ACTIVITIES
 Net income                                                   $  41.3   $ 48.5
                                                              -------   ------

 Adjustments to reconcile net income to net cash
  provided from (used for) operating activities:
   Depreciation and amortization                                 11.1     11.0
   Deferred employee benefit cost                                 2.3    (13.9)
   Deferred income taxes                                          2.3      3.0
   Change in: Receivables                                       (20.0)   (50.1)
              Inventories                                       (49.6)   (23.6)
              Other assets                                       (3.4)     (.5)
              Accounts payable                                   15.9     10.6
              Payables to related companies                       9.8      5.4
              Accrued liabilities                                (4.7)    (2.8)
                                                              -------   ------

   Net adjustments                                              (36.3)   (60.9)
                                                              -------   ------
   Net cash provided from (used for) operating activities         5.0    (12.4)
                                                              -------   ------
INVESTING ACTIVITIES
 Capital expenditures                                            (6.7)    (6.5)
 Investments in and advances to joint ventures, net               (.2)       -
 Proceeds from sales of assets                                    1.3       .6
                                                              -------   ------

   Net cash used for investing activities                        (5.6)    (5.9)
                                                              -------   ------

FINANCING ACTIVITIES
 Sale of Series A common stock                                   77.1        -
 Long-term debt retired                                           (.8)     (.7)
 Dividends paid                                                (152.1)       -
 Changes in notes receivable from related companies              68.8     16.5
                                                              -------   ------

   Net cash provided from (used for) financing activities        (7.0)    15.8
                                                              -------   ------

Net decrease in cash and cash equivalents                        (7.6)    (2.5)
Cash and cash equivalents - beginning of year                    53.6      2.5
                                                              -------   ------
Cash and cash equivalents - end of period                     $  46.0   $    -
                                                              =======   ======
SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
   Interest (net of amount capitalized)                       $    .8   $  1.6
   Income taxes, net                                             23.8     23.8
 Non cash investing and financing activities:
   Investments and advances increased by capital
     contribution of Inland Steel Industries, Inc.               18.9        -
   Note payable issued as dividend                              293.8        -

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                          CONSOLIDATED BALANCE SHEET
================================================================================

                                                                      Dollars in Millions
                                                            ---------------------------------------
ASSETS                                                        June 30, 1996       December 31, 1995
- ------                                                      -----------------     -----------------
                                                               (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                            $ 46.0                $ 53.6
  Receivables                                                           263.8                 243.8
  Inventories - principally at LIFO                                     312.4                 262.8
  Notes receivable from related company                                     -                  68.8
  Deferred income taxes                                                  13.1                  15.6
                                                                       ------                ------

    Total current assets                                                635.3                 644.6

INVESTMENTS AND ADVANCES                                                 19.1                     -

PROPERTY, PLANT AND EQUIPMENT
  Valued on basis of cost                                   $479.4                $476.2
  Less accumulated depreciation                              234.9      244.5      226.5      249.7
                                                            ------                ------

DEFERRED INCOME TAXES                                                    32.6                  23.5

PREPAID PENSION COSTS                                                     2.1                  27.3

EXCESS OF COST OVER NET ASSETS ACQUIRED                                  23.0                  23.6

OTHER ASSETS                                                              7.3                   3.9
                                                                       ------                ------

    Total Assets                                                       $963.9                $972.6
                                                                       ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                     $108.7                $ 92.8
  Payables to related companies - trade and other                        24.2                  14.4
  Accrued liabilities                                                    27.8                  32.5
  Long-term debt due within one year                                      8.1                   4.7
                                                                       ------                ------
    Total current liabilities                                           168.8                 144.4
LONG-TERM DEBT                                                           14.7                  18.9
NOTE PAYABLE TO RELATED COMPANY                                         293.8                     -
DEFERRED EMPLOYEE BENEFITS AND OTHER                                    143.3                 140.8
                                                                       ------                ------
    Total liabilities                                                   620.6                 304.1
STOCKHOLDERS' EQUITY (Schedule A)                                       343.3                 668.5
                                                                       ------                ------
    Total Liabilities and Stockholders' Equity                         $963.9                $972.6
                                                                       ======                ======

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the S-1 Registration Statement filed with the Securities and Exchange Commission in June of 1996.

NOTE 2/RECAPITALIZATION

In the 1996 second quarter, Inland Steel Industries, Inc. ("Industries") undertook a recapitalization that involved the Company. As part of the recapitalization, the Company exchanged existing shares of Company common stock, all of which were owned by Industries, for 34.0 million shares of new-issue Series B common stock ($1.00 par value per share). The Company also sold 5.2 million shares of new-issue Series A common stock ($1.00 par value per share) in a public offering, the net proceeds of which approximated $77.1 million.

Prior to the issuance of the Series A common stock, the Company declared and paid dividends of $445.9 million to Industries, of which $152.1 million was in cash and $293.8 million was in the form of a note payable. Industries used $63.2 million of the cash dividend to repay intercompany borrowing from the Company and its subsidiaries. Of the $445.9 million of dividends paid, $198.3 million eliminated the retained earnings balance that existed at June 26, 1996, while the remaining $247.6 million reduced capital in excess of par value.

In July (subsequent to the date of the balance sheet presented in the attached financial statements), the Company sold $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering along with a portion of the Company's cash on hand was used to pay the $293.8 million note balance due Industries.

Industries' recapitalization efforts also included the following during the 1996 second quarter:

Effective April 30, 1996, that portion of the Industries Pension Plan covering the Company's current and former employees was separated and became the Ryerson Tull Pension Plan, a new and separate plan sponsored by the Company. Due to this separation, the Company's benefit obligation was remeasured using plan data and actuarial assumptions as of April 30, 1996, including an increase in the discount rate from 7.75 percent used previously to 8.0 percent. As a result, the Company recognized a $25.4 million decrease in its prepaid pension cost, a $16.5 million reduction in retained earnings and an $8.9 million deferred tax asset increase.

Effective June 1, 1996, as the result of a capital contribution from Industries to the Company, Inland Industries de Mexico and its 50 percent owned Ryerson de Mexico joint venture became part of the Company. The contribution increased both investments in joint ventures and capital in excess of par value by $18.9 million.

On June 28, 1996, the Company established a new four-year $250 million credit facility at the parent company. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated.

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

NOTE 3/ RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $3.5 million and $3.6 million by Industries for the first six months of 1996 and 1995, respectively, for management, financial and legal services provided to the Company.

Prior to the recapitalization, procedures had been established to charge interest on all intercompany loans within the Industries group of companies. Such loans arose as part of a corporate-wide cash management program and bore interest at the prime rate. In May, after all such intercompany loans were repaid, the Company ceased participation in such programs and the Company's cash is not and will no longer be held in Industries' accounts. The Company's net intercompany interest income for each of the first six months of 1996 and 1995 totaled $1.6 million.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:

                                      Dollars in Millions
                               ---------------------------------
                                Three Months       Six Months
                               Ended June 30      Ended June 30
                               --------------    ---------------
                               1996     1995      1996     1995
                               -----    -----    ------    -----
     Net Product Sales         $ 3.9    $ 4.3    $  9.1    $ 8.0
    Net Product Purchases       48.4     41.6     106.1     86.1

NOTE 4/EARNINGS PER SHARE

Pro forma earnings per share assumes that 39,220,000 shares of common stock were outstanding during all periods presented.

ITEM 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS - Comparison of Second Quarter 1996 to Second Quarter 1995
- --------------------------------------------------------------------------------

   The Company reported consolidated net income of $18.9 million, or $.48 per common share on a pro forma basis, in the 1996 second quarter, as compared with $24.0 million, or $.61 per common share pro forma, in the year-earlier period. Lower quarter-to-quarter earnings resulted primarily from a decline in selling prices.

   Consolidated net sales of $607.5 million were 3.8 percent lower than the year-ago quarter. A 7 percent increase in volume from 592,700 tons to 634,800 tons,was more than offset by a 10 percent decrease in average selling price, from $1,065 to $957 per ton.

   Operating costs decreased 2.7 percent to $574.8 million. The Company's operating costs consist of material purchases and operating expenses. Gross profit margin, the difference between the selling price and the material cost, declined to $223 per ton from $251 per ton a year ago. Mitigating the erosion in gross margin, however, is the improvement in operating expense control. On a per ton basis, operating expense amounted to $172 in the second quarter of 1996, compared to $182 a year ago.

   Reflecting a narrower operating margin in a weaker market, operating profit decreased to $32.7 million from $41.0 million in last year's second quarter.


Comparison of First Six Months of 1996 to First Six Months of 1995
- ------------------------------------------------------------------

   For the first six months of 1996, the Company reported net income of $41.3 million, or $1.05 per common share on a pro forma basis, compared to $1.24 per common share pro forma for the same period a year ago.

   Net sales of $1.23 billion were down 4 percent from the year-ago level, resulting from an 8 percent decrease in price and a 4 percent increase in volume.

   Operating profit decreased 16.6 percent to $69.3 million in the first six months of 1996 from $83.0 million in the same period a year ago. The decline is attributable entirely to lower gross profit margin, $228 per ton versus $248 per ton last year, partly offset by improving operating expense performance, $173 per ton compared to $180 per ton a year ago.


Liquidity and Financing
- -----------------------

   At June 30, 1996, the Company had cash and cash equivalents of $46.0 million with no short-term borrowing.

   In June 1996, the Company sold 5.2 million shares of new-issue Series A common stock to unaffiliated parties. The net proceeds were approximately $77.1 million. As Industries holds all of the 34.0 million shares of Series B common stock, it continues to hold a majority interest of the Company, representing approximately 87 percent of the economic interest.

   Prior to the issuance of the Series A common stock, the Company declared and paid dividends of $445.9 million to Industries, of which $152.1 million was in cash (including the $77.1 million dividend referred to above) and $293.8 million was in the form of a note payable. Industries used $63.2 million of the cash dividend to repay intercompany borrowing from the Company and its subsidiaries. Of the $445.9 million of dividends paid, $198.3 million eliminated the retained earnings balance that existed at June 26, 1996, while the remaining $247.6 million reduced capital in excess of par value.

   In July, the Company sold $250 million principal amount of Notes, consisting of $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering, along with a portion of the cash on hand, were used to pay the $293.8 million note balance due Industries and consequently will not be available to the Company. Yearly interest expense will therefore increase by approximately $23 million as a result of this new debt.

   In June 1996, the Company established a new four-year $250 million credit facility at the parent company level. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated.

   Restrictions contained in the Company's credit facility and the Notes indenture prohibit the Company from declaring or paying cash dividends on Company common stock under certain conditions. At June 30, 1996, up to $34 million of common dividends could have been paid.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

   Not applicable.

ITEM 2.  CHANGE IN SECURITIES.

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   Not applicable.

ITEM 5.  OTHER INFORMATION.

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.


NUMBER    EXHIBIT
- ------    -------

3.1       Restated Certificate of Incorporation of the Company (Filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

3.2       By-Laws of the Company.

4.1 Indenture, dated as of July 1, 1996, between the Company and The Bank of New York.

4.2       Specimen of 8 1/2% Note due July 15, 2001.

4.3       Specimen of 9 1/8% Note due July 15, 2006.

4.4 Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent, dated as of June 10, 1996.

4.5 Form of Class A Common Stock Certificate (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-3229), and incorporated by reference herein.)

Note: No long-term debt instruments issued by the Company exceed 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

NUMBER    EXHIBIT
- ------    -------

10.1 Registration Rights Agreement between the Company and Inland Steel Industries, Inc. dated as of June 26, 1996.

10.2 Employment Agreement dated as of April 8, 1994 between Inland Steel Industries, Inc. and Neil S. Novich (Filed as Exhibit 10.N.(8) to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

10.3 Severance Agreement dated as of April 8, 1994 between Inland Steel Industries, Inc. and Neil S. Novich (Filed as Exhibit 10.N.(9) to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

10.4 Employment Agreement between Inland Steel Industries, Inc. and Carl G. Lusted, dated June 27, 1990 (Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.5 Form of Change in Control Agreements dated as of March 27, 1996, between Inland Steel Industries, Inc. and the parties listed on the Schedule thereto (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.6 Change in Control Agreement dated as of March 27, 1996 between Inland Steel Industries, Inc. and Neil S. Novich (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.7 Form of Change in Control Agreements dated as of June 10, 1996 between the Company and the parties listed on the Schedule thereto (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.8 Change in Control Agreement dated as of June 10, 1996 between the Company and Neil S. Novich (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.9 Ryerson Tull Directors' Compensation Plan (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.10 Ryerson Tull, Inc. Supplemental Retirement Plan for Covered Employees (Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.11 Ryerson Tull 1996 Incentive Stock Plan (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.12 Corporate Separation Agreement between the Company and Inland Steel Industries, Inc. dated as of June 26, 1996.

10.13 Cross-License Agreement between the Company and Inland Steel Industries, Inc. dated as of June 26, 1996.

NUMBER    EXHIBIT
- ------    -------

10.14 Tax Sharing Agreement between the Company and Inland Steel Industries, Inc. dated as of June 26, 1996.

10.15 ESOP Guarantee Agreement between Joseph T. Ryerson and Son, Inc. and the Purchasers named therein, dated August 15, 1990 (Filed as Exhibit
          10.15 to the Company's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.16 Inland Steel Industries, Inc. Non-Qualified Thrift Plan, as amended (Filed as Exhibit 10.D to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.17 Inland Steel Industries, Inc. Supplemental Retirement Plan for Covered Employees, as amended (Filed as Exhibit 10.I to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.18 Inland Steel Industries, Inc. Special Retirement Plan for Covered Employees (Filed as Exhibit 10.J to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.19 Inland 1995 Incentive Stock Plan (Filed as Exhibit A to Inland Steel Industries, Inc.'s definitive Proxy Statement dated April 17, 1995 and was furnished to stockholders in connection with the annual meeting held May 24, 1995, and incorporated by reference herein.)

10.20 Inland Steel Industries, Inc. Annual Incentive Plan (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated by reference herein.)

10.21     Inland Steel Industries, Inc. Special Achievement Award Plan (Filed as
          Exhibit 10.I to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)

10.22 Inland 1984 Incentive Stock Plan (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.23 Inland 1988 Incentive Stock Plan (Filed as Exhibit 10.B to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.24 Inland 1992 Incentive Stock Plan, as amended (Filed as Exhibit 10.C to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.25 Inland Steel Industries, Inc. Deferred Compensation Plan for Certain Employees (Filed as Exhibit 10.J to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

NUMBER    EXHIBIT
- ------    -------

27        Financial Data Schedule.


   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURE
                                   ---------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RYERSON TULL, INC.



                                   By     Lily L. May
                                        -------------------------------
                                          Lily L. May
                                          Controller and
                                            Principal Accounting Officer



Date:  August 9, 1996

                                                            Part I -- Schedule A
                                                            --------------------



                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
          (A majority-owned company of Inland Steel Industries, Inc.)


                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                            Dollars in Millions
                                               --------------------------------------------
                                                  June 30, 1996           December 31, 1995
                                               ------------------         -----------------
                                                   (unaudited)
STOCKHOLDERS' EQUITY
- --------------------
 Series A common stock ($1 par value)
  - 5,220,000 shares issued and outstanding
    as of June 30, 1996                                    $  5.2                    $    -
 Series B common stock ($1 par value)
  - 34,000,000 shares issued and outstanding
    as of June 30, 1996                                      34.0                         -
 Common stock ($1 par value)
  - 1 share issued and outstanding
    as of December 31, 1995                                     -                         -
 Capital in excess of par value (1) (2)                     303.8                     494.6

 Retained earnings
  Balance beginning of year                    $ 173.9                    $85.4

  Net income                                      41.3                     88.5

  Retained earnings impact of Pension Plan
   split                                         (16.5)                       -

    Dividends on common stock (2)               (198.3)        .4             -       173.9
                                               -------                    -----      ------
 Cumulative translation adjustment                            (.1)                        -
                                                            -----                    ------

      Total Stockholders' Equity                           $343.3                    $668.5
                                                           ======                    ======


(1) Capital in excess of par was increased by $71.9 million due to the issuance of Series A common stock and $18.9 million as a result of the contribution of Inland Industries de Mexico to Ryerson Tull. It was decreased by $34.0 million for the issuance of Series B common stock as part of the recapitalization of Ryerson Tull.

(2) Of the $445.9 million of dividends paid in the 1996 second quarter, $198.3 million eliminated the balance in retained earnings at June 26, 1996 while the remaining $247.6 million reduced capital in excess of par.

                               INDEX TO EXHIBITS
                               -----------------


NUMBER  EXHIBIT                                                        PAGE
- ------  -------                                                        ----
3.1     Restated Certificate of Incorporation of the Company
        (Filed as Exhibit 3.1 to the Company's Registration
        Statement on Form S-1 (File No. 333-3235), and
        incorporated by reference herein.)

3.2     By-Laws of the Company.......................................

4.1     Indenture, dated as of July 1, 1996, between the
        Company and The Bank of New York.............................

4.2     Specimen of 8 1/2% Note due July 15, 2001....................

4.3     Specimen of 9 1/8% Note due July 15, 2006....................

4.4     Rights Agreement between the Company and Harris
        Trust and Savings Bank, as Rights Agent, dated as of
        June 10, 1996................................................

4.5     Form of Class A Common Stock Certificate (Filed as
        Exhibit 4.3 to the Company's Registration Statement on
        Form S-1 (File No. 333-3229), and incorporated by
        reference herein.)...........................................

Note:   No long-term debt instruments issued by the Company
        exceed 10% of the consolidated total assets of the
        Company and its subsidiaries.  In accordance with
        paragraph 4(iii) of Item 601 of Regulation S-K, the
        Company will furnish to the Commission upon request
        copies of long-term debt instruments and related
        agreements...................................................

10.1    Registration Rights Agreement between the Company
        and Inland Steel Industries, Inc. dated as of June 26,
        1996.........................................................

10.2    Employment Agreement dated as of April 8, 1994
        between Inland Steel Industries, Inc. and Neil S. Novich
        (Filed as Exhibit 10.N.(8) to Inland Steel Industries,
        Inc.'s Annual Report on Form 10-K for the fiscal year
        ended December 31, 1994, and incorporated by
        reference herein.)                                               --

10.3    Severance Agreement dated as of April 8, 1994
        between Inland Steel Industries, Inc. and Neil S. Novich
        (Filed as Exhibit 10.N.(9) to Inland Steel Industries,
        Inc.'s Annual Report on Form 10-K for the fiscal year
        ended December 31, 1994, and incorporated by
        reference herein.)                                               --

10.4    Employment Agreement between Inland Steel
        Industries, Inc. and Carl G. Lusted, dated June 27,
        1990 (Filed as Exhibit 10.4 to the Company's
        Registration Statement on Form S-1 (File No. 333-
        3235), and incorporated by reference herein.)                    --



NUMBER  EXHIBIT                                                        PAGE
- ------  -------                                                        ----

10.5    Form of Change in Control Agreements dated as of
        March 27, 1996, between Inland Steel Industries, Inc.
        and the parties listed on the Schedule thereto (Filed as
        Exhibit 10.5 to the Company's Registration Statement
        on Form S-1 (File No. 333-3235), and incorporated by
        reference herein.)                                              --

10.6    Change in Control Agreement dated as of March 27,
        1996 between Inland Steel Industries, Inc. and Neil S.
        Novich (Filed as Exhibit 10.6 to the Company's
        Registration Statement on Form S-1 (File No. 333-
        3235), and incorporated by reference herein.)                    --

10.7    Form of Change in Control Agreements dated as of
        June 10, 1996 between the Company and the parties
        listed on the Schedule thereto (Filed as Exhibit 10.7 to
        the Company's Registration Statement on Form S-1
        (File No. 333-3235), and incorporated by reference
        herein.)                                                         --

10.8    Change in Control Agreement dated as of June 10,
        1996 between the Company and Neil S. Novich (Filed
        as Exhibit 10.8 to the Company's Registration
        Statement on Form S-1 (File No. 333-3235), and
        incorporated by reference herein.)                               --

10.9    Ryerson Tull Directors' Compensation Plan (Filed as
        Exhibit 10.9 to the Company's Registration Statement
        on Form S-1 (File No. 333-3235), and incorporated by
        reference herein.)                                               --

10.10   Ryerson Tull, Inc. Supplemental Retirement Plan for
        Covered Employees (Filed as Exhibit 10.10 to the
        Company's Registration Statement on Form S-1 (File
        No. 333-3235), and incorporated by reference herein.)            --

10.11   Ryerson Tull 1996 Incentive Stock Plan (Filed as
        Exhibit 10.11 to the Company's Registration Statement
        on Form S-1 (File No. 333-3235), and incorporated by
        reference herein.)                                               --

10.12   Corporate Separation Agreement between the
        Company and Inland Steel Industries, Inc. dated as of
        June 26, 1996................................................

10.13   Cross-License Agreement between the Company and
        Inland Steel Industries, Inc. dated as of June 26, 1996......

10.14   Tax Sharing Agreement between the Company and
        Inland Steel Industries, Inc. dated as of June 26, 1996......

10.15   ESOP Guarantee Agreement between Joseph T.
        Ryerson and Son, Inc. and the Purchasers named
        therein, dated August 15, 1990 (Filed as Exhibit 10.15
        to the Company's Registration Statement on Form S-1
        (File No. 333-3235), and incorporated by reference
        herein.)                                                         --






NUMBER  EXHIBIT                                                        PAGE
- ------  -------                                                        ----
10.16   Inland Steel Industries, Inc. Non-Qualified Thrift Plan,
        as amended (Filed as Exhibit 10.D to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1995, and incorporated by reference herein.)            --

10.17   Inland Steel Industries, Inc. Supplemental Retirement
        Plan for Covered Employees, as amended (Filed as
        Exhibit 10.I to Inland Steel Industries, Inc.'s Annual
        Report on Form 10-K for the fiscal year ended
        December 31, 1993, and incorporated by reference
        herein.)                                                         --

10.18   Inland Steel Industries, Inc. Special Retirement Plan for
        Covered Employees (Filed as Exhibit 10.J to Inland
        Steel Industries, Inc.'s Annual Report on Form 10-K for
        the fiscal year ended December 31, 1993, and
        incorporated by reference herein.)                               --

10.19   Inland 1995 Incentive Stock Plan (Filed as Exhibit A to
        Inland Steel Industries, Inc.'s definitive Proxy Statement dated April 17, 1995 and was furnished to stockholders
        in connection with the annual meeting held May 24,
        1995, and incorporated by reference herein.)                     --

10.20   Inland Steel Industries, Inc. Annual Incentive Plan (Filed
        as Exhibit 10.A to Inland Steel Industries, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1995, and incorporated by reference
        herein.)                                                         --

10.21   Inland Steel Industries, Inc. Special Achievement Award
        Plan (Filed as Exhibit 10.I to Inland Steel Industries,
        Inc.'s Annual Report on Form 10-K for the fiscal year
        ended December 31, 1987, and incorporated by
        reference herein.)                                               --

10.22   Inland 1984 Incentive Stock Plan (Filed as Exhibit 10.A
        to Inland Steel Industries, Inc.'s Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1995, and
        incorporated by reference herein.)                               --

10.23   Inland 1988 Incentive Stock Plan (Filed as Exhibit 10.B
        to Inland Steel Industries, Inc.'s Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1995, and
        incorporated by reference herein.)                               --

10.24   Inland 1992 Incentive Stock Plan, as amended (Filed as
        Exhibit 10.C to Inland Steel Industries, Inc.'s Quarterly
        Report on Form 10-Q for the quarter ended June 30,
        1995, and incorporated by reference herein.)                     --

10.25   Inland Steel Industries, Inc. Deferred Compensation
        Plan for Certain Employees (Filed as Exhibit 10.J to
        Inland Steel Industries, Inc.'s Annual Report on Form
        10-K for the fiscal year ended December 31, 1994, and
        incorporated by reference herein.)                               --




NUMBER  EXHIBIT                                                        PAGE
- ------  -------                                                        ----

27      Financial Data Schedule......................................

