Form 10-Q
period 1996-09-30
RYERSON TULL INC
filed 1996-11-14
CIK 1013595

                                                            THIRD QUARTER - 1996




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q

                                  -----------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1996

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the transition period from ________ to ________


                                  -----------


                         Commission file number 1-11767

                I.R.S. Employer Identification Number 36-3431962


                               RYERSON TULL, INC.

                            (a Delaware Corporation)

                              2621 West 15th Place
                            Chicago, Illinois 60608
                           Telephone:  (773) 762-2121



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                               ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,277,127 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of October 31, 1996.

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





                                       Dollars in Millions (except per share data)
                                    --------------------------------------------------
                                       Three Months Ended        Nine Months Ended
                                          September 30              September 30
                                    ------------------------  ------------------------
                                       1996         1995         1996         1995
                                    -----------  -----------  -----------  -----------

NET SALES                                $592.3       $590.7     $1,825.1     $1,874.7
                                         ------       ------     --------     --------
OPERATING COSTS AND EXPENSES
  Cost of goods sold                      521.6        518.0      1,594.1      1,629.0
  Selling, general and
   administrative expenses                 38.7         38.6        118.6        117.6
  Depreciation and amortization             5.7          5.5         16.8         16.5
                                         ------       ------     --------     --------

       Total                              566.0        562.1      1,729.5      1,763.1
                                         ------       ------     --------     --------

OPERATING PROFIT                           26.3         28.6         95.6        111.6

General corporate expense,
   net of income items                      1.6          0.5          1.1          1.7
Interest and other expense on debt          6.4          0.6          8.0          2.0
                                         ------       ------     --------     --------

INCOME BEFORE INCOME TAXES                 18.3         27.5         86.5        107.9

PROVISION FOR INCOME TAXES                  6.9         10.6         33.8         42.5
                                         ------       ------     --------     --------

NET INCOME                                $11.4        $16.9        $52.7        $65.4
                                         ======       ======     ========     ========

PRIMARY EARNINGS PER SHARE
   OF COMMON STOCK (Note 4)               $0.29        $0.43        $1.34        $1.67
                                         ======       ======     ========     ========



OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)           627.0        558.1      1,900.4      1,779.1





                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

================================================================================




                                                           Dollars in Millions
                                                          ----------------------
                                                            Nine Months Ended
                                                               September 30
                                                          ----------------------
                                                              1996      1995
                                                            -------    -------
 OPERATING ACTIVITIES
    Net income                                              $  52.7    $  65.4
                                                            -------    -------
    Adjustments to reconcile net income to net cash
     provided from (used for) operating activities:
       Depreciation and amortization                           16.8       16.5
       Deferred employee benefit cost                           1.9      (13.6)
       Deferred income taxes                                    0.2        3.7
       Change in:Receivables                                  (16.1)     (47.3)
                   Inventories                                (47.2)     (14.6)
                   Other assets                                (5.9)      (1.0)
                   Accounts payable                            10.1       10.2
                   Payables to related companies               10.9        2.3
                   Accrued liabilities                         (0.3)      (1.3)
                                                            -------    -------


       Net adjustments                                        (29.6)     (45.1)
                                                            -------    -------

       Net cash provided from operating activities             23.1       20.3
                                                            -------    -------

 INVESTING ACTIVITIES
    Capital expenditures                                      (12.5)     (10.8)
    Investments in and advances to joint ventures, net         (1.2)         -
    Proceeds from sales of assets                               1.3        1.1
                                                            -------    -------

       Net cash used for investing activities                 (12.4)      (9.7)
                                                            -------    -------
 FINANCING ACTIVITIES
    Sale of Series A common stock                              77.1          -
 Long-term debt issued                                        243.8          -
    Long-term debt retired                                     (8.1)      (4.5)
 Dividends paid                                              (445.9)         -
    Changes in notes receivable from related companies         68.8       19.0
                                                            -------    -------

      Net cash provided from (used for) financing activities  (64.3)      14.5
                                                            -------    -------

  Net increase/(decrease) in cash and cash equivalents        (53.6)      25.1
  Cash and cash equivalents - beginning of year                53.6        2.5
                                                            -------    -------
  Cash and cash equivalents - end of period                 $     -    $  27.6
                                                            =======    =======
  SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
       Interest (net of amount capitalized)                 $   1.9    $   2.4
       Income taxes, net                                       35.4       35.7
    Non cash investing and financing activities:
       Investments and advances increased by capital
          contribution of Inland Steel Industries, Inc.        18.9          -


                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                           CONSOLIDATED BALANCE SHEET

================================================================================

                                                                                       Dollars in Millions
                                                                        -----------------------------------------------
ASSETS                                                                     September 30, 1996        December 31, 1995
------                                                                  ------------------------    -------------------
                                                                               (unaudited)

    CURRENT ASSETS
      Cash and cash equivalents                                                         $     -             $    53.6
      Receivables                                                                         259.9                 243.8
      Inventories - principally at LIFO                                                   310.0                 262.8
      Notes receivable from related company                                                   -                  68.8
      Deferred income taxes                                                                13.2                  15.6
                                                                                        -------              --------

           Total current assets                                                           583.1                 644.6

    INVESTMENTS AND ADVANCES                                                               20.1                     -

    PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                                           $484.4                      $476.2
      Less accumulated depreciation                                      239.5            244.9      226.5      249.7
                                                                        ------                      ------
    DEFERRED INCOME TAXES                                                                  34.6                  23.5

    PREPAID PENSION COSTS                                                                   2.4                  27.3

    EXCESS OF COST OVER NET ASSETS ACQUIRED                                                22.6                  23.6

    OTHER ASSETS                                                                           16.0                   3.9
                                                                                        -------              --------

           Total Assets                                                                 $ 923.7               $ 972.6
                                                                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

    CURRENT LIABILITIES
      Accounts payable                                                                   $102.9                 $92.8
      Payables to related companies - trade and other                                      25.3                  14.4
      Accrued liabilities                                                                  32.2                  32.5
      Long-term debt due within one year                                                    2.2                   4.7
                                                                                        -------              --------

           Total current liabilities                                                      162.6                 144.4

    LONG-TERM DEBT                                                                        263.3                  18.9

    DEFERRED EMPLOYEE BENEFITS AND OTHER                                                  143.3                 140.8
                                                                                        -------              --------
           Total liabilities                                                              569.2                 304.1

    STOCKHOLDERS' EQUITY (Schedule A)                                                     354.5                 668.5
                                                                                        -------              --------
           Total Liabilities and Stockholders' Equity                                   $ 923.7               $ 972.6
                                                                                        =======               =======





                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

================================================================================


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the S-1 Registration Statement filed with the Securities and Exchange Commission in June of 1996.

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

In July 1996, the Company sold $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering along with a portion of the Company's cash on hand was used to pay the $293.8 million note balance due Industries.

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

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

================================================================================


NOTE 3/ RELATED PARTY TRANSACTIONS


The Company has agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $5.2 million and $5.4 million by Industries for the first nine months of 1996 and 1995, respectively, for the management, financial and legal services provided to the Company.

Prior to the recapitalization, procedures had been established to charge interest on all intercompany loans within the Industries group of companies. Such loans arose as part of a corporate-wide cash management program and bore interest at the prime rate. In May, after all such intercompany loans were repaid, the Company ceased participation in such programs and the Company's cash is not and will no longer be held in Industries' accounts. The Company's net intercompany interest income was $1.5 million and $2.6 million for the first nine months of 1996 and 1995, respectively.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:


                                            Dollars in Millions
                                            -------------------
                                    Three Months            Nine Months
                                 Ended September 30      Ended September 30
                                --------------------   ---------------------
                                  1996       1995        1996       1995
                                --------   --------    --------   --------

      Net Product Sales          $ 3.0      $ 3.2      $ 12.1     $ 11.2
      Net Product Purchases       48.8       35.9       154.9      122.0



NOTE 4/EARNINGS PER SHARE

Pro forma earnings per share presented for 1995 periods and the first nine months of 1996 were based on 39,220,000 average shares outstanding. For the third quarter of 1996, 39,262,845 shares, the actual average common shares outstanding during the quarter, was used in the calculation of earnings per share.

ITEM 2.



          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


  RESULTS OF OPERATIONS - Comparison of Third Quarter 1996 to Third Quarter 1995
  ------------------------------------------------------------------------------
       The Company reported consolidated net income of $11.4 million, or $.29 per common share in the 1996 third quarter, as compared with $16.9 million, or $.43 per common share pro forma, in the year-earlier period.
  Lower quarter-to-quarter earnings resulted primarily from declining selling prices which pressured margins, and from significantly higher interest expenses and lower interest income resulting from the recapitalization.

       Consolidated net sales of $592.3 million were slightly above the year-ago quarter. The effect of a 12 percent increase in volume from 558,100 tons to 627,000 tons,was almost entirely offset by an 11 percent decrease in average selling price, from $1,058 to $945 per ton.

       Operating costs increased from $562.1 million to $566.0 million. The Company's operating costs consist of material purchases and operating expenses. Gross profit margin, the difference between the selling price and the material cost, declined to $215 per ton from $240 per ton a year ago. Mitigating the erosion in gross margin, however, is the improvement in operating expense control. On a per ton basis, operating expense amounted to $173 in the third quarter of 1996, compared to $189 a year ago.

       Reflecting a narrower operating margin in a weaker market, operating profit decreased to $26.3 million from $28.6 million in last year's third quarter.


  Comparison of First Nine Months of 1996 to First Nine Months of 1995
  --------------------------------------------------------------------
       For the first nine months of 1996, the Company reported net income of $52.7 million, or $1.34 per common share on a pro forma basis, compared to $1.67 per share pro forma for the same period a year ago.

       Net sales of $1.83 billion were down 3 percent from the year-ago level, resulting from a 9 percent decrease in price and a 6 percent increase in volume.

       Operating profit decreased 14 percent to $95.6 million in the first nine months of 1996 from $111.6 million in the same period a year ago. The decline is attributable entirely to lower gross profit margin, $223 per ton versus $246 per ton last year, partly offset by improving operating expense performance, $173 per ton compared to $183 per ton a year ago.

  Liquidity and Financing
  -----------------------
       At September 30, 1996, the Company had no short-term borrowing.

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

       In July 1996, the Company sold $250 million principal amount of Notes, consisting of $150 million of 8-1/2% Notes due July 15, 2001 and $100 million of 9-1/8% Notes due July 15, 2006 in a public offering. The net proceeds of the offering, along with a portion of the cash on hand, were used to pay the $293.8 million note balance due Industries and consequently will not be available to the Company. Yearly interest expense will therefore increase by approximately $23 million as a result of this new debt.

       In June 1996, the Company established a new four-year $250 million credit facility at the parent company level. The $200 million Ryerson facility and the $25 million Tull facility were concurrently terminated.

       Restrictions contained in the Company's credit facility and the Notes indenture prohibit the Company from declaring or paying cash dividends on Company common stock under certain conditions. At September 30, 1996, up to $40 million of common dividends could have been paid.

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



NUMBER  EXHIBIT
------  -------
3.1     Restated Certificate of Incorporation of the Company (Filed as Exhibit
        3.1 to the Company's Registration Statement on Form S-1 (File No.
        333-3235), and incorporated by reference herein.)

3.2     By-Laws of the Company.  (File as Exhibit 3.2 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

4.1     Indenture, dated as of July 1, 1996, between the Company and The Bank of
        New York.  (Filed as Exhibit 4.1 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

4.2     Specimen of 8 1/2% Note due July 15, 2001.  (Filed as Exhibit 4.2 to the
        Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

4.3     Specimen of 9 1/8% Note due July 15, 2006.  (Filed as Exhibit 4.3 to the
        Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)




                                      -8-

NUMBER  EXHIBIT
------  -------
4.4 Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent, dated as of June 10, 1996. (Filed as Exhibit 4.4 to the Company's Quarterly report on Form 10-Q for the quarter ended
        June 30, 1996 and incorporated by reference herein.)

4.5 Form of Class A Common Stock Certificate (Filed as Exhibit 4.5 to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

10.1 Assumption and Amendment Agreement dated July 24, 1996 by and among Inland Steel Industries, Inc., Ryerson Tull, Inc. and Neil S. Novich. (Filed as Exhibit 10.A to the Inland Steel Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.)

27      Financial Data Schedule.


    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RYERSON TULL, INC.


                                           By    Lily L. May
                                              ------------------------------
                                                 Lily L. May
                                                 Controller and
                                                   Principal Accounting Officer




Date:  November 11, 1996

                                                            Part I -- Schedule A
                                                            --------------------


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A majority-owned company of Inland Steel Industries, Inc.)
                        SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================







                                                                        Dollars in Millions
                                                          -----------------------------------------------
                                                          September 30, 1996           December 31, 1995
                                                        ----------------------       ---------------------
                                                              (unaudited)

STOCKHOLDERS' EQUITY
--------------------
   Series A common stock ($1 par value)
       -5,277,127 shares issued and outstanding
       as of September 30, 1996                                           $  5.3                     $   -

   Series B common stock ($1 par value)
       -34,000,000 shares issued and outstanding
       as of September 30, 1996                                             34.0                         -

   Common stock ($1 par value)
       -1 share issued and outstanding
       as of December 31, 1995                                                 -                         -

   Capital in excess of par value (1) (2)                                  304.5                     494.6

   Retained earnings
     Balance beginning of year                         $173.9                           $85.4

     Net income                                          52.7                            88.5

     Retained earnings impact of Pension Plan split     (16.5)                              -

     Dividends on common stock (2)                     (198.3)              11.8            -         173.9
                                                       -------                          -----
   Unearned restricted stock award compensation                              (.6)                         -

   Cumulative translation adjustment                                         (.5)                         -
                                                                            -----                     -----

          Total Stockholders' Equity                                      $354.5                     $668.5
                                                                          ======                     ======



(1) Capital in excess of par was increased by $71.9 million due to the issuance of Series A common stock and $18.9 million as a result of the contribution of Inland Industries de Mexico to Ryerson Tull. It was decreased by $34.0 million for the issuance of Series B common sstock as part of the recapitalization of Ryerson Tull.


(2) Of the $445.9 million of dividends paid in the 1996 second quarter, $198.3 million eliminated the balance in retained earnings at June 26, 1996 while the remaining $247.6 million reduced capital in excess of par.