Form 10-K
period 1996-12-31
RYERSON TULL INC
filed 1997-03-31
CIK 1013595

                                                                           1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
For the fiscal year ended December 31, 1996 or
[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
For the transition period from          to
Commission file number 1-11767

                              RYERSON TULL, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              36-3431962
       (State of Incorporation)         (I.R.S. Employer Identification No.)

    2621 WEST 15TH PLACE, CHICAGO,                      60608
               ILLINOIS
    (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (773) 762-2121

          Securities registered pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED

    Class A Common Stock ($1.00 par         New York Stock Exchange, Inc.
           value), including
    Preferred Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 13, 1997 the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $75,700,000.(1)

  The number of shares of Class A and Class B Common Stock ($1.00 par value) of the registrant outstanding as of March 13, 1997 was 5,277,127 and 34,000,000, respectively, of which all of the Class B Common shares were owned by Inland Steel Industries, Inc. and not publicly traded.
--------
(1) Excluding stock held by directors and officers of registrant, without admission of affiliate status of such individual for any other purpose; also excluding Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II of this Report on Form 10-K incorporate by reference certain information from the Annual Report to Stockholders for the fiscal year ended December 31, 1996. Part III of this Report on Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 28, 1997.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Ryerson Tull, Inc. ("RT"), a Delaware corporation and a majority-owned subsidiary of Inland Steel Industries, Inc. ("ISI"), is the sole stockholder of Joseph T. Ryerson & Son, Inc. ("Ryerson") and J. M. Tull Metals Company, Inc. ("Tull") (RT, Ryerson and Tull, together with their subsidiaries, are collectively referred to herein as the "Company"). RT has a single business segment, which is comprised of Ryerson and Tull, leading steel service, distribution and materials processing organizations. RT also owns 50% of Ryerson de Mexico, a joint venture general line metals service center and processor with facilities in Mexico.

OPERATIONS

  RT's materials distribution operations in the United States are conducted through its operating subsidiaries--Ryerson and Tull. Ryerson, Tull and Ryerson Coil Processing Company ("Ryerson Coil"), a specialized processing unit of Ryerson, are organized into five business units along regional and product lines. The Company believes that it is the largest metals service center in the United States based on sales revenue, with 1996 sales of $2.4 billion and a current U.S. market share of approximately 9%, based on the Company's analysis of data prepared by the Steel Service Center Institute ("SSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

 Joseph T. Ryerson & Son, Inc.

  Ryerson, with business unit headquarters in Philadelphia, Pennsylvania (Ryerson East), Chicago, Illinois (Ryerson Central), and Seattle, Washington (Ryerson West) and including its wholly-owned subsidiary Thypin Steel Co., Inc. ("Thypin"), which was acquired by the Company in February 1997 and is based in Long Island City, New York, is a leading materials distribution organization. With full-line service centers in 36 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil unit, headquartered in Chicago, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

 J. M. Tull Metals Company, Inc.

  Tull is one of the largest distributors of metals in the southeastern United States. Tull and its wholly-owned subsidiary, AFCO Metals, Inc. ("AFCO"), operate 20 service centers and two processing facilities located throughout the southeastern and south-central United States. Tull produces a variety of metals products with value-added processing, including welded steel tubing and roll-formed shapes. Tull's products are sold principally through its own sales staff.

 Ryerson de Mexico

  RT also owns a 50% interest in Ryerson de Mexico, a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel mill operating in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 12 facilities in Mexico. The impact of Ryerson de Mexico on the Company's results of operations has not been material.

INDUSTRY OVERVIEW

  Primary steel producers typically sell steel in the form of standard-sized coils, sheets, plate, structurals, bars and tubes and generally sell in large volumes with long lead times for production and delivery. Other primary metals producers, such as producers of stainless steel and aluminum, also typically sell their products in large volumes with long lead times for production and delivery. However, many customers seek to purchase metals with customized specifications, including value-added processing, in smaller volumes, on shorter lead times and with more reliable delivery than primary metals producers are able to provide. Metals service centers act as intermediaries between primary metals producers and customers by purchasing metals in a variety of shapes and sizes from primary metals producers in large volumes, allowing metals service centers to take advantage of producer economies of scale resulting in lower costs of materials purchased, and engaging in a variety of distribution and value-added processing operations to meet the demands of specific customers. Because metals service centers purchase metals from a number of primary producers, they can maintain a consistent supply of various types of metal used by their customers. Most importantly, however, metals service centers generally have lower fixed costs than primary metals producers. By purchasing products from metals service centers, customers may be able to lower their inventory levels, decrease the time between the placement of an order and receipt of materials and reduce internal expenses, thereby lowering their total cost of raw materials. The Company believes that the increased prevalence of just-in-time inventory needs of manufacturers and intermediate processors has made and will continue to make the value-added inventory, processing and delivery functions performed by metals service centers more important in the metals market.

  The industry is cyclical (with periods of strong demand and higher prices followed by periods of weaker demand and lower prices), principally due to the cyclical nature of the industries in which the largest consumers of metals operate. Any significant slowdown in one or more of those industries could have a material adverse effect on the demand for metals, resulting in lower prices for metals and reduced profitability for metals service centers, including the Company. Metals prices and metals service center profitability improve as metal-consuming industries experience recoveries following economic downturns.

  The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, the Company believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. Based on the Company's analysis of SSCI data, the industry handled approximately 27 million tons or approximately 23.2% of the metals distributed in the United States in 1996.

  The industry is divided into three major groups: general line service centers, specialized service centers and processing centers, each of which targets different market segments. General line service centers handle a broad line of metals products and tend to concentrate on distribution rather than processing. General line service centers range in size from one location to a nationwide network of locations. For general line service centers, individual order size in terms of dollars and tons tends to be small relative to processing centers, while the total number of orders is typically very high. Specialized service centers focus their activities on a narrower range of product and service offerings than general line companies. Such service centers provide a narrower range of services to their customers and emphasize product expertise and lower operating costs, while maintaining a moderate level of investment in processing equipment. Processing centers typically process large quantities of steel purchased from primary producers for resale to large industrial customers, such as the automotive industry. Because orders are typically large, operation of a processing center requires a significant investment in processing equipment.

PRODUCTS AND SERVICES

  The Company carries a full line of carbon steel, stainless steel and aluminum, and a limited line of alloy steel, nickel, red metals and plastics. These materials are inventoried in a number of shapes, including coils, sheets, rounds, hexagons, square and flat bars, plate, structurals and tubing.

  The following table sets forth the Company's shipments (by sales revenue) for 1994, 1995 and 1996 for each of the Company's product lines.

                                                               PERCENTAGE OF
PRODUCT LINE                                                   SALES REVENUE
------------                                                   ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
Stainless and aluminum........................................  23%   27%   26%
Carbon flat rolled............................................  28    24    27
Bars, tubing and structurals..................................  23    22    22
Fabrication and carbon plate..................................  19    20    20
Other.........................................................   7     7     5
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, levelling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; levelling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company's operations or constitute a significant part of the Company's operating costs and expenses.

  The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. The Company has flame or laser cutting capacity in 41 of its 53 facilities.

  The Company also provides services and technical advice to its customers as an integral part of providing products to its customers. The Company does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

  The Company's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of Company-owned materials to the customer and the placement of Company employees at the customer's site for inventory management, production and technical assistance. The Company also provides special stocking programs where products that would not otherwise be stocked by the Company are held in inventory to meet certain customer's needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

CUSTOMER BASE

  The Company's customer base is diverse, numbering over 50,000. No customer accounted for more than 2% of the Company's sales in 1996 and the top ten customers accounted for approximately 10% of the Company's sales in 1996. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The Company's shipments (by sales revenue) for 1994, 1995 and 1996 for each class of the Company's customers were as set forth in the table below.

                                                               PERCENTAGE OF
CLASS OF CUSTOMER                                              SALES REVENUE
-----------------                                              ----------------
                                                               1994  1995  1996
                                                               ----  ----  ----
Machinery manufacturers.......................................  36%   38%   38%
Fabricated metals producers...................................  25    25    26
Transportation equipment producers............................  10    10    10
Electrical machinery producers................................   9     9     8
Wholesale distributors........................................   3     3     3
Construction-related purchasers...............................   4     3     4
Metals mills and foundries....................................   3     3     3
Other.........................................................  10     9     8
                                                               ---   ---   ---
  Total....................................................... 100%  100%  100%
                                                               ===   ===   ===

  The Company's flat-rolled processing business unit, Ryerson Coil, generally serves a customer base that differs from the Company's general line service center business. A large portion of Ryerson Coil's customers have long-term supply contracts. These contracts are typically at fixed prices and are generally from three months to one year in duration, although Ryerson Coil has a small number of arrangements with large customers that extend beyond one year. Ryerson Coil attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Coil's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension levelling, texturing or blanking. Many of Ryerson Coil's approximately 625 customers are in the transportation, appliance, office furniture or cabinetry businesses.

SUPPLIERS

  In 1996, the Company purchased in excess of 2.4 million tons of materials from many suppliers, including approximately 460,000 tons (or approximately 11% of the purchase dollars) from Inland Steel Company ("ISC"), a wholly-owned subsidiary of ISI. The Company expects to continue purchasing significant amounts of steel from ISC in the future, although there can be no assurance that such purchases will continue. Excluding ISC, the Company's top 25 suppliers accounted for approximately 40% of 1996 purchases in dollars.

  The Company purchases the majority of its inventories in the open market at prevailing market prices. However, occasionally the Company enters into long-term, fixed-price supply contracts to offset its long-term, fixed-price sales contracts in order to minimize its financial exposure.

  Because the Company uses many suppliers and because there is a substantial overlap of product offerings from these suppliers, the Company believes it will be able to meet its materials requirements for the foreseeable future. The Company works with and monitors its suppliers in order to obtain improvements in price, quality, service, delivery and performance. The Company believes it has good relationships with most of its suppliers.

SALES AND MARKETING

  Each of the Company's business units maintains its own sales and marketing force. In addition to its office sales staff, the Company markets and sells its products through the use of its field sales force that has extensive product and customer knowledge and through a comprehensive catalog of the Company's products. The Company's office and field sales staffs, which together consist of approximately 800 employees, include technical and metallurgical personnel. In addition, the Company's technically-oriented marketing departments develop advertising materials and maintain product expertise for each of the various types of materials sold and industries serviced by the Company.

CAPITAL EXPENDITURES

  In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements and adjustments, for the five years ended December 31, 1996, are set forth below. Net capital additions during such period aggregated $64.4 million.

                                                DOLLARS IN MILLIONS
                                   ---------------------------------------------
                                             RETIREMENTS             NET CAPITAL
                                   ADDITIONS  OR SALES   ADJUSTMENTS  ADDITIONS
                                   --------- ----------- ----------- -----------
1996..............................   $24.1      $ 6.0       $--         $18.1
1995..............................    19.3        4.7        --          14.6
1994..............................    20.4       12.4        --           8.0
1993..............................    19.3        3.1        --          16.2
1992..............................     9.3        1.8        --           7.5

  The Company anticipates that capital expenditure and investments in joint ventures, excluding acquisitions, will be in the range of $40-50 million for 1997 which will be funded from cash generated by operations plus possible borrowing under RT's credit facility.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 4,850 persons. Of these employees, approximately 2,250 were salaried employees and approximately 2,600 were hourly employees. Approximately 40% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters. The Company's relationship with the various unions generally has been good, but occasional work stoppages have occurred. Over the last five years, work stoppages have occurred at two facilities (approximately 4% of the total number of facilities), have involved an average of 43 employees and have lasted an average of six days. During 1997, labor contracts covering approximately 180 employees at six facilities will expire. During 1998 contracts covering approximately 160 employees at four facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 1999, and agreements with the Teamsters expire on various dates during the period beginning March 31, 1997 and ending June 30, 1999. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

  Prior to April 30, 1996, certain of the Company's employees were eligible to participate in the ISI Pension Plan, a noncontributory defined benefit pension plan. Effective April 30, 1996, that portion of the ISI Pension Plan covering the Company's current and former employees was separated and became the Ryerson Tull Pension Plan. Almost all employees are covered by Company-provided life insurance and a health benefits plan which provides broad health coverage for employees and their families. Premiums for this health coverage are shared among the Company and its employees. The Company believes that its salary and benefits structures are competitive in the industry.

COMPETITION

  The Company is engaged in a highly fragmented and competitive industry. In general, competition is based on quality, service, price and geographic proximity. Based on SSCI data, the Company believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations. The

Company competes with many other general line service centers, specialized service centers and processing centers on a regional and local basis, some of which may have greater financial resources and flexibility than the Company. The Company also competes to a lesser extent with primary steel producers. Primary steel producers typically sell to very large customers that require regular shipments of large volumes of steel. Although these large customers sometimes use metals service centers to supply a portion of their metals needs, metals service center customers typically are consumers of smaller volumes of metals than customers of primary steel producers. To the extent that some of the Company's competitors purchase a higher percentage of metals than the Company from foreign steelmakers, such competitors may benefit from favorable exchange rates or other economic or regulatory factors that may result in a competitive advantage. This competitive advantage may be offset somewhat by higher transportation costs associated with importing metals into the United States. Excess capacity of metals relative to demand in the industry since mid-1995 led to a weakening in prices. As a result, the Company has been reducing its prices since mid-1995 to remain competitive.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  The Company's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. The Company's management believes that the Company is presently in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on the Company's results of operations or financial condition.

  There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. Some of the properties owned or leased by the Company, however, are located in industrial areas or have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations.

  Capital and operating expenses for pollution control projects were significantly below $1,000,000 per year for the past five years and are expected to remain at similar levels.

PATENTS AND TRADEMARKS

  The Company owns several U.S. patents and U.S. and foreign trademarks, service marks and copyrights. Certain of the trademarks are registered with the U.S. Patent and Trademark Office and, in certain circumstances, with the trademark offices of various foreign countries. The patents expire over various periods of time beginning in 2011. The Company believes that the expiration of its patents will not materially adversely affect its business. The Company considers certain other information owned by it to be trade secrets. The Company protects its trade secrets by, among other things, entering into confidentiality agreements with its employees regarding such matters and implementing measures to restrict access to sensitive data and computer software source code on a need-to-know basis. The Company believes that these safeguards adequately protect its proprietary rights and vigorously defends these rights. While the Company considers all of its intellectual property rights as a whole to be important, the Company does not consider any single right to be essential to its operations as a whole.

ITEM 2. PROPERTIES.

 Joseph T. Ryerson & Son, Inc.

  Ryerson owns its regional business unit headquarters offices in Chicago and leases regional headquarters offices in West Chester (PA) and Renton (WA). Ryerson East's service centers are at Buffalo, Carnegie (PA),

Charlotte, Chattanooga, Cleveland, Pittsburgh, and Wallingford (CT). Thypin, which operates as a part of the Ryerson East business unit, maintains its headquarters at Long Island City (NY) and service centers at the Village of Blasdell (NY), Birmingham (AL), two at Cambridge (MA), one at Charlotte (NC) and one each at Easton and Fairless Hills (PA). Ryerson Central's service centers are at Chicago, Cincinnati, Dallas, Des Moines, one each at Detroit and Holland (MI), Houston, Indianapolis, Kansas City, Milwaukee, Omaha, Plymouth (MN), St. Louis, Tulsa, and Wausau (WI). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Los Angeles, Phoenix, Portland (OR), Renton (WA), Spokane, and Salt Lake City. Ryerson Coil's processing facilities are located in Chicago (two facilities), Marshalltown
(IA), Plymouth (MN) and New Hope (MN).

  All of Ryerson's operating facilities are held in fee with the exception of the facility at Birmingham (AL) (held under short-term lease), two at Cambridge (MA) (both held under short-term lease), one at Charlotte (NC) (held under short-term lease), one at Chicago (held under short-term lease), one at Easton (PA) (held under short-term lease), one at Fairless Hills (PA) (held under long-term lease), one at Holland (MI) (held under long-term lease), one at Long Island City (NY) (held under short-term lease), one at Marshalltown
(IA) (held under an installment purchase contract), two at New Hope (MN) (one partly held in fee and partly under short-term lease, the other held under short-term lease), a satellite facility at Omaha (held under short-term lease), a portion of the property at Portland (held under short-term lease), a portion of the property at St. Louis (held under long-term lease), one facility at Salt Lake City (held under short-term lease), one at the Village of Blasdell (NY) (held under short-term lease), and one at Wausau (WI) (held under short-term lease). In addition, Ryerson holds in fee approximately 22 acres of unimproved property at Powder Springs (GA), and the approximately 11-acre site of a former operating facility at Allston (MA). The Allston (MA) property is currently under contract for sale. Ryerson's properties are adequate to serve its present and anticipated needs.

 J. M. Tull Metals Company, Inc.

  Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Columbia (SC), Greensboro (NC), Greenville (SC), Jacksonville, Miami, New Orleans, Pounding Mill (VA), Richmond, Tampa, and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. AFCO operates service centers at Fort Smith (AR), Jackson (MS), Little Rock (AR), Oklahoma City, Shreveport, West Memphis (AR) and Wichita (KA). AFCO's headquarters are located at Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull's properties are adequate to serve its present and anticipated needs.

 Ryerson de Mexico

  Ryerson de Mexico, a joint venture in which RT owns a 50% interest, owns twelve general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time the Company is named as a defendant in legal actions arising in the ordinary course of its business. The Company is not a party to any pending legal proceedings other than routine litigation incidental to its business. Management does not believe that the resolution of these claims will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

  Not applicable.

                        EXECUTIVE OFFICERS OF REGISTRANT

  Officers are elected by the Board of Directors of RT to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the Annual Meeting of Stockholders. All executive officers of RT, with the exception of Neil S. Novich and Darell R. Zerbe, have been employed by RT or an affiliate of RT throughout the past five years.

  Set forth below are the executive officers of RT as of March 1, 1997, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with RT or a significant subsidiary or affiliate of RT, are shown below.

NAME, AGE AND PRESENT POSITION     POSITIONS AND OFFICES HELD DURING THE PAST
        WITH REGISTRANT                            FIVE YEARS

Robert J. Darnall, 58..........  Mr. Darnall has been Chairman of RT since
 Chairman April 1995 and formerly was Chairman of RT from November 1990 to June 1994. He has been Chairman and Chief Executive Officer of ISI since 1992 and its President, Chief Operating Officer and a director since April 1986. He is also Chairman and Chief Executive Officer of ISC, which he joined in 1962, and has served as ISC's Chairman since 1992, as Chief Executive Officer from 1992 to 1995 and since April 1996, and as President from 1984 to 1986, 1987 to 1992 and April 1996 to May
                                 1996.

Neil S. Novich, 42.............  Mr. Novich has been President and Chief
 President and Chief             Executive Officer and Chief Operating Officer
 Executive Officer               of RT and President of Ryerson and Chairman
                                 of Tull since June 1994. He served as
                                 Chairman of Ryerson from June 1994 to April
                                 1995. He was a Senior Vice President of ISI from January 1995 to May 1996 and served as a Vice President of ISI from June 1994 to
                                 January 1995. Prior to joining ISI in 1994, he led the Distribution and Logistics
                                 Practice at Bain & Company ("Bain"), an
                                 international management consulting firm, from 1987 and was employed by Bain beginning in 1981.

Jay M. Gratz, 44...............  Mr. Gratz has been Vice President-Finance of
 Vice President--Finance and     RT since September 1994 and Vice President-
 Chief Financial Officer         Finance and Chief Financial Officer of ISI
                                 since May 1996. He was Vice President-Finance of ISC from March 1993 to September 1994 and
                                 Vice President-Finance of the Inland Steel
                                 Flat Products Company division of ISC from
                                 November 1991 to March 1993.

Thomas S. Cygan, 52............  Mr. Cygan has been President of the Ryerson
 President--Ryerson West         West unit of Ryerson since November 1994. He
                                 served as General Manager of Ryerson
                                 Central's Kansas City location from May 1981 to November 1994.

Timothy L. LaPerre, 50.........  Mr. LaPerre has been President of Ryerson
 President--Ryerson Coil         Coil since January 1993. He served as Vice
  Processing                     President and General Manager of Ryerson Coil
                                 from March 1990 to January 1993. He also served as Executive Vice President and General Manager of Keelor Steel from March
                                 1987 to March 1990.

NAME, AGE AND PRESENT POSITION     POSITIONS AND OFFICES HELD DURING THE PAST
        WITH REGISTRANT                            FIVE YEARS

Carl G. Lusted, 60.............  Mr. Lusted has been President of the Ryerson
 President--Ryerson Central      Central unit of Ryerson since August 1990.
                                 Mr. Lusted was Vice President and General
                                 Manager of Tull from August 1984 to August
                                 1990.

Stephen E. Makarewicz, 50......  Mr. Makarewicz has been President, Chief
 President--Tull Metals          Executive Officer and Chief Operating Officer
                                 of Tull since October 1994. Mr. Makarewicz was Vice President and General Manager of
                                 Ryerson Central's Chicago location from April
                                 1992 to October 1994 and Vice President and
                                 General Manager of Tull from June 1990 to
                                 April 1992.

Gary J. Niederpruem, 45........  Mr. Niederpruem has been President of the
 President--Ryerson East         Ryerson East unit of Ryerson since January
                                 1993. He served as General Manager of Ryerson
                                 East's Buffalo location from August 1985 to
                                 January 1993.

William Korda, 49..............  Mr. Korda has been Vice President-Human
 Vice President--Human Resources Resources of RT since October 1993. He served as RT's Manager of Human Resources from
                                 August 1992 to October 1993 and as Manager of Benefits and Salary Administration for RT from January 1991 to August 1992.

Darell R. Zerbe, 54............  Mr. Zerbe has been Vice President-Information
 Vice President--Information     Technology and Chief Information Officer of
 Technology                      RT since February 1996. He served as Senior
                                 Vice President, Management Information
                                 Systems, for Venture Stores, Inc. from 1988 to February 1996. Mr. Zerbe has also been previously employed by PepsiCo., Inc., Dr.
                                 Pepper, Inc., Baxter International, Inc. and
                                 Procter & Gamble Co.

Lily L. May, 47................  Ms. May has been Controller of RT since May
 Controller                      1996. She was Vice President-Finance and
                                 Purchasing and Controller of ISC from January
                                 1995 through May 1996. Prior to that, she was Director of Purchases and Energy of the Inland Steel Flat Products Company division of ISC from November 1993 to January 1995.
                                 She also served as Director of Internal
                                 Auditing of ISI from February 1992 to
                                 November 1993 and Director of Corporate
                                 Accounting of ISI from February 1991 to
                                 February 1992.

Vicki L. Avril, 42.............  Ms. Avril has been Treasurer of RT since
 Treasurer                       February 1994. She has also been Treasurer of
                                 Ryerson and Tull since February 1994 and of ISI and ISC since January 1994 and Director-
                                 Corporate Planning of ISI since January 1995.
                                 In addition, she was Director of Pension
                                 Investments and Administration of ISI from June 1991 to January 1995 and Assistant
                                 Treasurer of ISI from May 1993 to January
                                 1994.

Charles B. Salowitz, 48........
 Corporate Secretary             Mr. Salowitz has been Corporate Secretary of
                                 RT since April 1996. Since September 1995, he has been Secretary of ISI and ISC. He has also been Associate General Counsel of ISI since January 1995. He was an Assistant
                                 General Counsel of ISI from July 1989 and
                                 Assistant Secretary from July 1989 to
                                 September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Class A Common Stock of RT is listed and traded on the New York Stock Exchange. As of March 13, 1997, the number of holders of record of Class A Common Stock of RT was 109.

  The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item 6 with respect to each of the last five years of RT is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item 7 is set forth in the "Management's Discussion of Operations and Financial Condition" section of RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and is hereby incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of RT called for by this Item 8, together with the report thereon of the independent accountants dated February 19, 1997, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies and Business Description" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are hereby incorporated by reference herein. The financial statement schedules listed under Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 19, 1997, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales, earnings and per share common stock information for 1995 and 1996 are set forth under the caption "Summary by Quarter" in RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are hereby incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this Item 10 with respect to directors of RT will be set forth under the caption "Election of Directors" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein. The information called for with respect to executive officers of RT is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) The information called for by this Item 12 with respect to security ownership of more than five percent of RT's Class A and Class B common stock will be set forth under the caption "Additional Information Relating to Voting Securities" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 28, 1997, and is hereby incorporated by reference herein.

  (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents Filed as a Part of This Report.

    1. CONSOLIDATED FINANCIAL STATEMENTS OF RT. The consolidated financial statements listed below are set forth in RT's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

      Report of Independent Accountants dated February 19, 1997.

      Statement of Accounting and Financial Policies.

      Consolidated Statements of Income and Reinvested Earnings for the three years ended December 31, 1996.

      Consolidated Statement of Cash Flows for the three years ended December 31, 1996.

      Consolidated Balance Sheet at December 31, 1996 and 1995.

      Schedule to Consolidated Financial Statements: Long-Term Debt

      Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES OF RT.

      Report of Independent Accountants on Financial Statement Schedules dated February 19, 1997. (Included on page 15 of this Report)

      Consent of Independent Accountants. (Included on page 15 of this Report.)

      For the years ended December 31, 1996, 1995 and 1994:

              Schedule I--Condensed Financial Information (Parent Company only). (Included on pages 16 to 18 inclusive in this Report.)

              Schedule II--Reserves. (Included on page 19 of this Report.)

    3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" below.

  (B) REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed by RT during the quarter ended December 31, 1996.

  (C) EXHIBITS.

 3.1 Restated Certificate of Incorporation of RT. (Filed as Exhibit 3.1 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

 3.2 By-Laws of RT. (Filed as Exhibit 3.2 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

 4.1 Indenture, dated as of July 1, 1996, between RT and The Bank of New York. (Filed as Exhibit 4.1 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

 4.2 Specimen of 8 1/2% Notes due July 15, 2001. (Filed as Exhibit 4.2 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

 4.3 Specimen of 9 1/8% Notes due July 15, 2006. (Filed as Exhibit 4.3 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

 4.4 Rights Agreement between RT and Harris Trust and Savings Bank, as Rights Agent, dated as of June 10, 1996. (Filed as Exhibit 4.4 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

 4.5 Form of Class A Common Stock Certificate. (Filed as Exhibit 4.5 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.1 Registration Rights Agreement between RT and Inland Steel Industries, Inc., dated as of June 26, 1996. (Filed as Exhibit 10.1 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.2 Employment Agreement, dated as of April 8, 1994, between Inland Steel Industries, Inc. and Neil S. Novich (Filed as Exhibit 10.N.(8) to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

10.3 Assumption and Amendment Agreement, dated July 24, 1996, by and among Inland Steel Industries, Inc., Ryerson Tull, Inc. and Neil S. Novich. (Filed as Exhibit 10.A to the Inland Steel Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated by reference herein.)

10.4 Change in Control Agreement, dated as of March 27, 1996, between Inland Steel Industries, Inc. and Neil S. Novich. (Filed as Exhibit 10.6 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.5 Employment Agreement between Inland Steel Industries, Inc. and Carl G. Lusted, dated June 27, 1990. (Filed as Exhibit 10.4 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.6 Copy of Assumption and Amendment Agreement, dated January 22, 1997, by and among Inland Steel Industries, Inc., Ryerson Tull, Inc. and Carl G. Lusted.

10.7 Form of Change in Control Agreements, dated as of March 27, 1996, between Inland Steel Industries, Inc. and the parties listed on the Schedule thereto. (Filed as Exhibit 10.5 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.8 Copy of form of Severance Agreement, dated March 27, 1996, between Inland Steel Industries, Inc. and each of the four executive officers of Inland Steel Industries, Inc. identified on the exhibit relating to terms and conditions of termination of employment following a change in control of Inland Steel Industries, Inc. (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated by reference herein.)

10.9 Amended listing of executive officers of Inland Steel Industries, Inc. who are parties to the form of Severance Agreement, dated March 27, 1996 in
     Exhibit 10.8 hereof. (Filed as Exhibit 10.S.(2) to the Inland Steel Industries, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated by reference herein.)

10.10 Form of Change in Control Agreements, dated as of June 10, 1996, between RT and the parties listed on the Schedule thereto. (Filed as Exhibit 10.7 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.11 Change in Control Agreement, dated as of June 10, 1996, between RT and Neil S. Novich. (Filed as Exhibit 10.8 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.12 Ryerson Tull Directors' Compensation Plan.

10.13 Ryerson Tull, Inc. Supplemental Retirement Plan for Covered Employees. (Filed as Exhibit 10.10 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.14 Ryerson Tull 1996 Incentive Stock Plan.

10.15 Corporate Separation Agreement between RT and Inland Steel Industries, Inc., dated as of June 26, 1996. (Filed as Exhibit 10.12 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.16 Cross-License Agreement between RT and Inland Steel Industries, Inc., dated as of June 26, 1996. (Filed as Exhibit 10.13 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.17 Tax Sharing Agreement between RT and Inland Steel Industries, Inc., dated as of June 26, 1996. (Filed as Exhibit 10.14 to RT's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.18 ESOP Guarantee Agreement between Joseph T. Ryerson & Son, Inc. and the Purchasers named therein, dated August 15, 1990. (Filed as Exhibit 10.15 to RT's Registration Statement on Form S-1 (File No. 333-3235), and incorporated by reference herein.)

10.19 Inland Steel Industries, Inc. Non-Qualified Thrift Plan, as amended. (Filed as Exhibit 10.D to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.20 Inland Steel Industries, Inc. Supplemental Retirement Plan for Covered Employees, as amended. (Filed as Exhibit 10.I to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.21 Inland Steel Industries, Inc. Special Retirement Plan for Covered Employees. (Filed as Exhibit 10.J to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.22 Inland 1995 Incentive Stock Plan. (Filed as Exhibit A to Inland Steel Industries, Inc.'s definitive Proxy Statement, dated April 17, 1995 and furnished to stockholders in connection with the annual meeting held May 24, 1995, and incorporated by reference herein.)

10.23 Inland 1984 Incentive Stock Plan. (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.24 Inland 1988 Incentive Stock Plan. (Filed as Exhibit 10.B to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.25 Inland 1992 Incentive Stock Plan, as amended. (Filed as Exhibit 10.C to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated by reference herein.)

10.26 Ryerson Tull, Inc. Annual Performance Improvement Incentive Plan.

10.27 Inland Steel Industries, Inc. Annual Incentive Plan. (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated by reference herein.)

10.28 Inland Steel Industries, Inc. Special Achievement Award Plan. (Filed as
      Exhibit 10.I to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated by reference herein.)

10.29 Inland Steel Industries, Inc. Deferred Compensation Plan for Certain Employees. (Filed as Exhibit 10.J to Inland Steel Industries, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

12 Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed as Exhibit 12 to RT's Registration Statement on Form S-1 (File No. 333-
     3235), and incorporated by reference herein.)

13 Information incorporated by reference from Annual Report to Stockholders for the fiscal year ended December 31, 1996.

21   Subsidiaries of the Registrant.

23 Consent of Independent Accountants appearing on page 15 of this Annual Report on Form 10-K.

24   Powers of Attorney.

27   Financial Data Schedules.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Ryerson Tull, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 19, 1997 appearing on page 16 of the 1996 Annual Report to Stockholders of Ryerson Tull, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois February 19, 1997

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 333-06977) and the Registration Statement on Form S-8 (No. 333-06989) of Ryerson Tull, Inc., of our report dated February 19, 1997, appearing on page 16 of the 1996 Annual Report to Stockholders of Ryerson Tull, Inc. which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois March 28, 1997

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                              STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                     1996     1995     1994
                                                     -----    -----    -----
Income:
  Intercompany interest income...................... $ 0.4    $ --     $ --
  Equity in income of subsidiaries..................  73.8     86.5     53.3
  Interest income and other revenue.................   --       --       --
                                                     -----    -----    -----
                                                      74.2     86.5     53.3
Expenses:
  Interest and other expenses.......................  12.4      --       --
  Intercompany interest expense.....................   3.7      0.1      0.1
                                                     -----    -----    -----
                                                      16.1      0.1      0.1
Income before income taxes..........................  58.1     86.4     53.2
Provision for income taxes..........................   5.2Cr.   2.1Cr.   0.1Cr.
                                                     -----    -----    -----
Net income.......................................... $63.3    $88.5    $53.3
                                                     =====    =====    =====

--------
Cr. = Credit

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

                                                         1996     1995    1994
                                                        -------  ------  ------
OPERATING ACTIVITIES
Net income............................................  $  63.3  $ 88.5  $ 53.3
Adjustments to reconcile net income to net cash
 provided from (used for) operating activities:
  Equity in undistributed earnings of subsidiaries....    (73.8)  (86.5)  (53.3)
  Deferred income taxes...............................      1.3    (0.1)    2.0
  Change in: Intercompany accounts....................     (4.6)    --      --
       Accounts payable...............................      0.3     --      --
       Accrued liabilities............................     11.0     --      --
  Other deferred items................................     (1.2)    --      --
                                                        -------  ------  ------
    Net adjustments...................................    (67.0)  (86.6)  (51.3)
                                                        -------  ------  ------
    Net cash provided from (used for) operating
     activities.......................................     (3.7)    1.9     2.0
                                                        -------  ------  ------
INVESTING ACTIVITIES
Net investments in subsidiaries.......................     (2.2)    --      --
Dividends received from subsidiaries..................     75.0     --      --
                                                        -------  ------  ------
    Net cash provided from investing activities.......     72.8     --      --
FINANCING ACTIVITIES
Change in notes to and from related companies.........     69.2    (1.9)   (2.0)
Issuance of common stock..............................     77.1     --      --
Long-term debt issued.................................    242.8     --      --
Dividends paid........................................   (445.9)    --      --
                                                        -------  ------  ------
    Net cash used for financing activities............    (56.8)   (1.9)   (2.0)
                                                        -------  ------  ------
Net increase in cash and cash equivalents.............     12.3     --      --
Cash and cash equivalents--beginning of year..........      --      --      --
                                                        -------  ------  ------
Cash and cash equivalents--end of year................  $  12.3     --      --
                                                        =======  ======  ======

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                                  1996    1995
                                                                 ------  ------
ASSETS
Current Assets
  Cash and cash equivalents..................................... $ 12.3  $  --
  Receivables from related companies:
    Notes.......................................................    --      1.9
    Other.......................................................    4.6     --
                                                                 ------  ------
      Total current assets......................................   16.9     1.9
Investment in subsidiary companies..............................  659.6   657.5
Deferred income taxes...........................................    8.1     9.1
Deferred charges and other assets...............................    8.4     --
                                                                 ------  ------
      Total assets..............................................  693.0   668.5
                                                                 ------  ------
LIABILITIES
Current Liabilities
  Accounts payable..............................................    0.3     --
  Notes payable to related companies............................   67.3     --
  Accrued liabilities...........................................   11.0     --
                                                                 ------  ------
      Total current liabilities.................................   78.6     --
Long-term debt..................................................  250.0     --
                                                                 ------  ------
      Total liabilities.........................................  328.6     --
                                                                 ------  ------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized--16,000,000 shares
 for 1996; issued and outstanding--0 shares for 1996 and 1995...    --      --
Class A common stock, $1.00 par value; authorized--100,000,000 shares for 1996; issued and outstanding--5,277,127 shares for
 1996 and 0 shares for 1995.....................................    5.3     --
Class B common stock, $1.00 par value; authorized--34,000,000 shares for 1996; issued and outstanding--34,000,000 shares for
 1996 and 0 shares for 1995.....................................   34.0     --
Common stock, $1.00 par value; authorized--3,000 shares for
 1995; issued and
 outstanding--0 shares for 1996 and 1 share for 1995
Capital in excess of par value..................................  304.5   494.6
Reinvested earnings.............................................   22.4   173.9
Unearned restricted stock award compensation....................   (0.5)    --
Cumulative translation adjustment...............................   (1.3)    --
                                                                 ------  ------
      Total stockholders' equity................................  364.4   668.5
                                                                 ------  ------
      Total liabilities and stockholders' equity................ $693.0  $668.6
                                                                 ======  ======

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES
                             SCHEDULE II--RESERVES

  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (DOLLARS IN MILLIONS)

                                             PROVISIONS FOR ALLOWANCES,
                                            CLAIMS AND DOUBTFUL ACCOUNTS
                                     --------------------------------------------
   YEARS                             BALANCE AT ADDITIONS DEDUCTIONS   BALANCE AT
   ENDED                             BEGINNING   CHARGED     FROM        END OF
DECEMBER 31                           OF YEAR   TO INCOME  RESERVES       YEAR
-----------                          ---------- --------- ----------   ----------
 1996...............................    $6.4      $0.6      $(1.0)(A)     $6.0
 1995...............................    $6.3      $1.2      $(1.1)(A)     $6.4
 1994...............................    $5.5      $1.4      $(0.6)(A)     $6.3

--------
NOTES:

(A) Bad debts written off during year.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Tull, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RYERSON TULL, INC.
                                                     /S/ Neil S. Novich
                                         By:-----------------------------------
                                                      Neil S. Novich
                                              President and Chief Executive
                                                   Officer and Director
                                              (Principal Executive Officer)
Date: March 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                    DATE

       Robert J. Darnall         Chairman and Director          March 28, 1997
------------------------------
      Robert J. Darnall

        Neil S. Novich           President and Chief Executive Officer and
                                 Director (Principal Executive Officer)
                                                                March 28, 1997
------------------------------
        Neil S. Novich

         Jay M. Gratz            Vice President-Finance and Chief Financial
                                 Officer (Principal Financial Officer)
                                                                March 28, 1997
------------------------------
         Jay M. Gratz

          Lily L. May            Controller (Principal Accounting Officer)
                                                                March 28, 1997
------------------------------
         Lily L. May

       Richard G. Cline             Director

      James A. Henderson            Director
                                                           Charles B. Salowitz

                                                   By:
      Jerry K. Pearlman             Director          -------------------------
                                                         Charles B. Salowitz
                                                           Attorney-in-fact

                                                            March 28, 1997
      Donald S. Perkins             Director

      Jean-Pierre Rosso             Director

      Ronald L. Thompson            Director

                               INDEX TO EXHIBITS

 EXHIBIT                                                             SEQUENTIAL
 NUMBER                         DESCRIPTION                           PAGE NO.
 ------- ---------------------------------------------------------   ----------
   3.1   Restated Certificate of Incorporation of RT. (Filed as          --
         Exhibit 3.1 to RT's Registration Statement on Form S-1
         (File No. 333-3235), and incorporated by reference
         herein.)
   3.2   By-Laws of RT. (Filed as Exhibit 3.2 to RT's Quarterly          --
         Report on Form 10-Q for the quarter ended June 30, 1996,
         and incorporated by reference herein.)
   4.1   Indenture, dated as of July 1, 1996, between RT and The         --
         Bank of New York. (Filed as Exhibit 4.1 to RT's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996,
         and incorporated by reference herein.)
   4.2   Specimen of 8 1/2% Notes due July 15, 2001. (Filed as           --
         Exhibit 4.2 to RT's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1996, and incorporated by
         reference herein.)
   4.3   Specimen of 9 1/8% Notes due July 15, 2006. (Filed as           --
         Exhibit 4.3 to RT's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1996, and incorporated by
         reference herein.)
   4.4   Rights Agreement between RT and Harris Trust and Savings        --
         Bank, as Rights Agent, dated as of June 10, 1996. (Filed
         as Exhibit 4.4 to RT's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, and incorporated by
         reference herein.)
   4.5   Form of Class A Common Stock Certificate. (Filed as             --
         Exhibit 4.5 to RT's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1996, and incorporated by
         reference herein.)
         [The registrant hereby agrees to provide a copy of any          --
         other agreement relating to long-term debt at the request
         of the Commission.]
  10.1*  Registration Rights Agreement between RT and Inland Steel       --
         Industries, Inc., dated as of June 26, 1996. (Filed as
         Exhibit 10.1 to RT's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, and incorporated by
         reference herein.)
  10.2*  Employment Agreement, dated as of April 8, 1994, between        --
         Inland Steel Industries, Inc. and Neil S. Novich (Filed
         as Exhibit 10.N.(8) to Inland Steel Industries, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended
         December 31, 1994, and incorporated by reference herein.)
  10.3*  Assumption and Amendment Agreement, dated July 24, 1996,        --
         by and among Inland Steel Industries, Inc., Ryerson Tull,
         Inc. and Neil S. Novich. (Filed as Exhibit 10.A to the
         Inland Steel Industries, Inc. Quarterly Report on Form
         10-Q for the quarter ended September 30, 1996, and
         incorporated by reference herein.)
  10.4*  Change in Control Agreement, dated as of March 27, 1996,        --
         between Inland Steel Industries, Inc. and Neil S. Novich.
         (Filed as Exhibit 10.6 to RT's Registration Statement on
         Form S-1 (File No. 333-3235), and incorporated by
         reference herein.)
  10.5*  Employment Agreement between Inland Steel Industries,           --
         Inc. and Carl G. Lusted, dated June 27, 1990. (Filed as
         Exhibit 10.4 to RT's Registration Statement on Form S-1
         (File No. 333-3235), and incorporated by reference
         herein.)
  10.6*  Copy of Assumption and Amendment Agreement, dated January
         22, 1997, by and among Inland Steel Industries, Inc.,
         Ryerson Tull, Inc,. and Carl G. Lusted...................

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

 EXHIBIT                                                             SEQUENTIAL
 NUMBER                         DESCRIPTION                           PAGE NO.
 ------- ---------------------------------------------------------   ----------
 10.7*   Form of Change in Control Agreements, dated as of March         --
         27, 1996, between Inland Steel Industries, Inc. and the
         parties listed on the Schedule thereto. (Filed as Exhibit
         10.5 to RT's Registration Statement on Form S-1 (File No.
         333-3235), and incorporated by reference herein.)
 10.8*   Copy of form of Severance Agreement, dated March 27,            --
         1996, between Inland Steel Industries, Inc. and each of
         the four executive officers of Inland Steel Industries,
         Inc. identified on the exhibit relating to terms and
         conditions of termination of employment following a
         change in control of Inland Steel Industries, Inc. (Filed
         as Exhibit 10.A to Inland Steel Industries, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended March
         31, 1996, and incorporated by reference herein.)
 10.9*   Amended listing of executive officers of Inland Steel           --
         Industries, Inc. who are parties to the form of Severance
         Agreement, dated March 27, 1996, in Exhibit 10.8 hereof.
         (Filed as Exhibit 10.S.(2) to the Inland Steel
         Industries, Inc. Annual Report on Form 10-K for the
         fiscal year ended December 31, 1996, and incorporated by
         reference herein.)
 10.10*  Form of Change in Control Agreements, dated as of June          --
         10, 1996, between RT and the parties listed on the
         Schedule thereto. (Filed as Exhibit 10.7 to RT's
         Registration Statement on Form S-1 (File No. 333-3235),
         and incorporated by reference herein.)
 10.11*  Change in Control Agreement, dated as of June 10, 1996,         --
         between RT and Neil S. Novich. (Filed as Exhibit 10.8 to
         RT's Registration Statement on Form S-1 (File No. 333-
         3235), and incorporated by reference herein.)
 10.12*  Ryerson Tull Directors' Compensation Plan................
 10.13*  Ryerson Tull, Inc. Supplemental Retirement Plan for             --
         Covered Employees. (Filed as Exhibit 10.10 to RT's
         Registration Statement on Form S-1 (File No. 333-3235),
         and incorporated by reference herein.)
 10.14*  Ryerson Tull 1996 Incentive Stock Plan...................
 10.15   Corporate Separation Agreement between RT and Inland            --
         Steel Industries, Inc., dated as of June 26, 1996. (Filed
         as Exhibit 10.12 to RT's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1996, and incorporated by
         reference herein.)
 10.16   Cross-License Agreement between RT and Inland Steel             --
         Industries, Inc., dated as of June 26, 1996. (Filed as
         Exhibit 10.13 to RT's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, and incorporated by
         reference herein.)
 10.17   Tax Sharing Agreement between RT and Inland Steel               --
         Industries, Inc., dated as of June 26, 1996. (Filed as
         Exhibit 10.14 to RT's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, and incorporated by
         reference herein.)
 10.18   ESOP Guarantee Agreement between Joseph T. Ryerson & Son,       --
         Inc. and the Purchasers named therein, dated August 15,
         1990. (Filed as Exhibit 10.15 to RT's Registration
         Statement on Form S-1 (File No. 333-3235), and
         incorporated by reference herein.)
 10.19*  Inland Steel Industries, Inc. Non-Qualified Thrift Plan,        --
         as amended. (Filed as Exhibit 10.D to Inland Steel
         Industries, Inc.'s Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1995, and incorporated by
         reference herein.)

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

 EXHIBIT                                                             SEQUENTIAL
 NUMBER                         DESCRIPTION                           PAGE NO.
 ------- ---------------------------------------------------------   ----------
 10.20*  Inland Steel Industries, Inc. Supplemental Retirement           --
         Plan for Covered Employees, as amended. (Filed as Exhibit
         10.I to Inland Steel Industries, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1993,
         and incorporated by reference herein.)
 10.21*  Inland Steel Industries, Inc. Special Retirement Plan for       --
         Covered Employees. (Filed as Exhibit 10.J to Inland Steel
         Industries, Inc.'s Annual Report on Form 10-K for the
         fiscal year ended December 31, 1993, and incorporated by
         reference herein.)
 10.22*  Inland 1995 Incentive Stock Plan. (Filed as Exhibit A to        --
         Inland Steel Industries, Inc.'s definitive Proxy
         Statement, dated April 17, 1995, and furnished to
         stockholders in connection with the annual meeting held
         May 24, 1995, and incorporated by reference herein.)
 10.23*  Inland 1984 Incentive Stock Plan. (Filed as Exhibit 10.A        --
         to Inland Steel Industries, Inc.'s Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1995, and
         incorporated by reference herein.)
 10.24*  Inland 1988 Incentive Stock Plan. (Filed as Exhibit 10.B        --
         to Inland Steel Industries, Inc.'s Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1995, and
         incorporated by reference herein.)
 10.25*  Inland 1992 Incentive Stock Plan, as amended. (Filed as         --
         Exhibit 10.C to Inland Steel Industries, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1995,
         and incorporated by reference herein.)
 10.26*  Ryerson Tull, Inc. Annual Performance Improvement
         Incentive Plan...........................................
 10.27*  Inland Steel Industries, Inc. Annual Incentive Plan.            --
         (Filed as Exhibit 10.A to Inland Steel Industries, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1995, and incorporated by reference
         herein.)
 10.28*  Inland Steel Industries, Inc. Special Achievement Award         --
         Plan. (Filed as Exhibit 10.I to Inland Steel Industries,
         Inc.'s Annual Report on Form 10-K for the fiscal year
         ended December 31, 1987, and incorporated by reference
         herein.)
 10.29*  Inland Steel Industries, Inc. Deferred Compensation Plan        --
         for Certain Employees. (Filed as Exhibit 10.J to Inland
         Steel Industries, Inc.'s Annual Report on Form 10-K for
         the fiscal year ended December 31, 1994, and incorporated
         by reference herein.)
 12      Statement re: Computation of Ratio of Earnings to Fixed         --
         Charges. (Filed as Exhibit 12 to RT's Registration
         Statement on Form S-1 (File No. 333-3235), and
         incorporated by reference herein.)
 13      Information incorporated by reference from Annual Report
         to Stockholders for the fiscal year ended December 31,
         1996.....................................................
 21      Subsidiaries of the Registrant...........................
 23      Consent of Independent Accountants appearing on page 15
         of this Annual Report on Form 10-K.......................
 24      Powers of Attorney.......................................
 27      Financial Data Schedules.................................

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.