Form 10-Q
period 1997-03-31
RYERSON TULL INC
filed 1997-05-14
CIK 1013595

                                                            First Quarter - 1997



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM   10-Q

                                  ----------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1997

                                       or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                                  ----------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,280,763 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of May 8, 1997.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             RYERSON  TULL,  INC.
                          AND  SUBSIDIARY  COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

             Consolidated  Statement  of  Operations  (Unaudited)
================================================================================

                                                 Dollars in Millions  (except per share data)
                                                 --------------------------------------------
                                                             Three Months Ended
                                                                  March 31
                                                          ------------------------
                                                               1997      1996
                                                              -------   -------
NET SALES                                                     $660.7    $625.3

Cost of materials  sold                                        510.4     477.2
                                                             -------    -------

GROSS PROFIT                                                   150.3     148.1

Operating expenses                                             109.0     105.9
Depreciation and amortization                                    6.3       5.6
                                                             -------   -------

OPERATING PROFIT                                                35.0      36.6

General corporate expense,
 net of income items                                             0.9      (0.7)
Interest and other expense on debt                               7.2       0.6
                                                             -------   -------

INCOME BEFORE INCOME TAXES                                      26.9      36.7

PROVISION FOR INCOME TAXES                                      10.3      14.3
                                                             -------   -------

NET INCOME                                                     $16.6     $22.4
                                                             =======   =======

PRIMARY EARNINGS PER SHARE
  OF COMMON STOCK  (Note 5)                                    $0.42     $0.57
                                                             =======   =======

OPERATING DATA

  SHIPMENTS  (Tons in Thousands)                               708.8     638.6


                  See notes to consolidated financial statements

                             RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)

===============================================================================================================

                                                                                           Dollars in Millions
                                                                                           -------------------
                                                                                           Three Months Ended
                                                                                                March 31
                                                                                           ------------------
                                                                                          1997            1996
                                                                                          ----            ----
     OPERATING ACTIVITIES
         Net income                                                                     $  16.6          $ 22.4
                                                                                        -------          ------
     Adjustments to reconcile net income to net
         cash used for operating activities:
         Depreciation and amortization                                                      6.3             5.6
         Net gain on sales of assets                                                       (2.4)            -
         Deferred employee benefit cost                                                     1.2             0.9
         Deferred income taxes                                                              1.2             1.7
         Change in assets and liabilities, excluding effects of acquisitions:
             Receivables                                                                  (40.1)          (30.8)
             Inventories                                                                  (34.8)          (34.5)
             Other assets                                                                  (0.5)           (0.6)
             Accounts payable                                                              53.4            21.4
             Payables to related companies                                                  9.2             0.9
             Accrued liabilities                                                          (17.6)           (7.3)
             Other deferred items                                                          (0.4)            -
                                                                                        -------          ------

         Net adjustments                                                                  (24.5)          (42.7)

         Net cash used for operating activities                                            (7.9)          (20.3)
                                                                                        -------          ------

     INVESTING ACTIVITIES
       Acquisitions (Note 3)                                                             (130.2)            -
       Capital expenditures                                                                (6.9)           (3.0)
       Proceeds from sales of assets                                                        4.1             1.2
                                                                                        -------          ------

         Net cash used for investing activities                                          (133.0)           (1.8)
                                                                                        -------          ------
     FINANCING ACTIVITIES
       Debt retirement                                                                     (0.4)           (0.5)
       Reduction of debt assumed in acquisition                                           (22.6)            -
       Borrowing from related company, net                                                132.0            14.4
       Short-term borrowing under bank credit facility, net                                 8.0             -
                                                                                        -------          ------

         Net cash provided from financing activities                                      117.0            13.9

     Net decrease in cash and cash equivalents                                            (23.9)           (8.2)
     Cash and cash equivalents - beginning of year                                         23.9            53.6
                                                                                        -------          ------
     Cash and cash equivalents - end of period                                          $   -            $ 45.4
                                                                                        =======          ======

     SUPPLEMENTAL DISCLOSURES
       Cash paid during the period for:
         Interest                                                                       $  12.9          $  0.6
         Income taxes, net                                                                 10.4            12.5

       Debt assumed in acquisition                                                         22.6             -

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                    Consolidated Balance Sheet (Unaudited)

===================================================================================================================

                                                                                  Dollars in Millions
                                                                      -------------------------------------------
                                                                      March 31, 1997            December 31, 1996
                                                                      --------------            -----------------
                                                                        (unaudited)
  ASSETS
    CURRENT ASSETS
      Cash and cash equivalents                                                 $    -                      $ 23.9
      Receivables                                                                  320.9                     234.4
      Inventories - principally at LIFO                                            423.7                     314.3
      Deferred income taxes                                                         13.0                      13.6
                                                                                --------                    ------
           Total current assets                                                    757.6                     586.2

    INVESTMENTS AND ADVANCES                                                        19.9                      19.8

    PROPERTY, PLANT AND EQUIPMENT
      Valued on basis of cost                                      $515.5                      $494.4
      Less accumulated depreciation                                 246.2          269.3        243.4        251.0
                                                                   ------                      ------

    DEFERRED INCOME TAXES                                                           36.8                      37.9

    PREPAID PENSION COSTS                                                            0.7                       1.3

    EXCESS OF COST OVER NET ASSETS ACQUIRED                                         67.4                      22.3

    OTHER ASSETS                                                                    15.0                      13.7
                                                                                --------                    ------
           Total Assets                                                         $1,166.7                    $932.2
                                                                                ========                    ======

  LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Accounts payable                                                          $  176.9                    $ 98.4
      Note payable to related company                                              132.0                       -
      Payables to related companies - trade and other                               26.4                      17.2
      Accrued liabilities                                                           32.8                      42.9
      Long-term debt due within one year                                             1.7                       2.1
      Short-term note payable                                                        8.0                       -
                                                                                --------                    ------
           Total current liabilities                                               377.8                     160.6

    LONG-TERM DEBT                                                                 263.2                     263.2

    DEFERRED EMPLOYEE BENEFITS AND OTHER                                           144.6                     144.0
                                                                                --------                    ------
           Total liabilities                                                       785.6                     567.8

    STOCKHOLDERS' EQUITY (Schedule A)                                              381.1                     364.4
                                                                                --------                    ------
           Total Liabilities and Stockholders' Equity                           $1,166.7                    $932.2
                                                                                ========                    ======


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2/RECAPITALIZATION

In the second quarter of 1996, Industries undertook a recapitalization that involved the company. As part of the recapitalization, the company exchanged existing shares of company common stock, all of which were owned by Industries, for 34.0 million shares of new-issue Class B common stock ($1.00 par value). The company also sold 5.2 million shares of new-issue Class A common stock ($1.00 par value) in a public offering, the net proceeds of which approximated $77.1 million.

Prior to the issuance of the Class A common stock, the company declared and paid dividends of $445.9 million to Industries, of which $152.1 million was in cash and $293.8 million was in the form of a note payable. Industries used $63.2 million of the cash dividend to repay intercompany borrowing from the company and its subsidiaries. Of the $445.9 million of dividends paid to Industries, $198.3 million eliminated the reinvested earnings balance that existed at June 26, 1996, while the remaining $247.6 million reduced capital in excess of par value.

In July 1996, the company sold $150 million of 8.5 percent Notes due July 15, 2001 and $100 million of 9.125 percent Notes due July 15, 2006 (collectively, the "Notes") in a public offering. The net proceeds of the offering along with a portion of the company's cash on hand were used to pay the $293.8 million note balance due Industries.

Effective June 1, 1996, as the result of a capital contribution from Industries to the company, Inland Industries de Mexico and its 50 percent-owned Ryerson de Mexico joint venture became part of the company. The contribution increased both investments in joint ventures and capital in excess of par value by $18.9 million. The impact of Ryerson de Mexico on the company's results of operations has not been material.

NOTE 3/ACQUISITIONS

During the first quarter of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc. and the assets of Cardinal Metals, Inc. for an aggregate of $130.2 million in cash. Both acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.

NOTE 4/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $1.4 million and $1.7 million by Industries for the first quarters of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Prior to the recapitalization in the second quarter of 1996, procedures had been established to charge interest on all intercompany loans within the Industries group of companies. Such loans arose as part of a corporate-wide cash management program and bore interest at the prime rate. In May 1996, after all such intercompany loans were repaid, the Company ceased participation in such programs and the Company's cash is not and will no longer be held in Industries' accounts. In the first quarter of 1996, intercompany interest income was $1.3 million.

On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of March 31, 1997, $132 million of borrowing was outstanding under this facility.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:


                                                        Dollars in Millions
                                                        -------------------
                                                           Three Months
                                                          Ended March 31
                                                        -------------------
                                                        1997           1996
                                                        ----           ----
Net Product Sales                                      $ 3.2          $ 5.2
Net Product Purchases                                   59.1           57.5


NOTE 5/EARNINGS PER SHARE

Pro forma earnings per share presented for the first three months of 1996 assumes 39,220,000 average shares outstanding. For the first quarter of 1997, 39,277,127 shares, the actual average common shares outstanding during the quarter, was used in the calculation of earnings per share.

The Company is required to adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share," at year-end 1997. Basic Earning per Share as defined in that Statement is not materially different from the Primary Earnings per Share amount presented.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations-Comparison of First Quarter 1997 to First Quarter 1996

     The Company reported consolidated net income of $16.6 million, or $.42 per common share in the first quarter of 1997, as compared with $22.4 million, or $.57 per common share pro forma in the year-ago quarter. First quarter 1997 earnings benefited from a $2 million pre-tax gain (three cents per common share) on the sale of the Company's property in Jersey City, New Jersey. Reduced quarter-to-quarter earnings resulted primarily from lower selling prices which pressured gross margins, and from significantly higher interest expense and lower interest income resulting from the recapitalization. Partially offsetting these impacts were strong tonnage volumes and good expense control.

     Consolidated net sales of $660.7 million were 6% higher than the year-earlier period due to acquisitions. Volume increased 11% to 709,000 tons from 639,000 tons, as a result of market share gains assisted by the acquisitions of Thypin Steel and Cardinal Metals during the quarter, as well as strong service center industry shipment levels. Average selling price declined 5% to $932 per ton from $979 per ton.

     Gross profit per ton decreased to $212 from $232 in the year-ago quarter due to continued pressure from declining industrywide metals prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $165 per ton (excluding the gain on the Jersey City sale reflected in operating expenses) from $175 per ton in first quarter 1996.

     Operating profit of $35.0 million was 4% less than the $36.6 million recorded in the year-earlier period, mainly due to weaker gross margins.

     Recent Developments

     On February 13, 1997, the Company, through its wholly-owned subsidiary Joseph T. Ryerson & Son, Inc., acquired 100% of the outstanding capital stock of Thypin Steel Co., Inc. ("Thypin"), a privately held company, for $120 million in cash. The Company also assumed and simultaneously retired $22.6 million in existing Thypin debt. Thypin is a distributor and processor of carbon and stainless steel products located in the eastern United States, with 1996 sales of $320 million. The Company believes the acquisition of Thypin will significantly strengthen Ryerson Tull's presence in the eastern United States.

     On March 3, 1997, the Company, through its wholly-owned subsidiary J.M. Tull Metals Company, Inc., acquired substantially all of the assets of Cardinal Metals, Inc. ("Cardinal"), a privately held distributor and processor of carbon steel products with a single facility in Pounding Mill, Virginia. Cardinal, with 1996 sales of $23 million, fills a geographic gap for the Company and provides expertise and added capacity in carbon plate processing.

Liquidity and Financing

     As part of the recapitalization that took place in 1996, the Company issued $250 million of long term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. At March 31, 1997, up to $53 million of common dividends could have been paid.

     In order to provide additional borrowing flexibility, the Company established a five-year $250 million uncommitted line of credit with its parent, Inland Steel Industries, Inc. ("Industries") on March 27, 1997. Interest under this credit line is at market rates. Under terms of the agreement, Industries may, at its sole option, demand repayment of any or all amounts outstanding at any time.

     At March 31, 1997, the Company had outstanding borrowing of $132 million under the Industries line and $8 million under the bank credit facility. The short term borrowings were used entirely for the acquisitions and the repayment of debt assumed in the acquisitions. On a combined basis, the Company had committed and uncommitted lines of credit of $360 million unused as of March 31, 1997. However, the Company currently intends to have outstanding at any time under the Industries line no more than is available under the bank credit facility. Additionally, a covenant contained in the bank credit facility restricting the Company's leverage limited the amount of additional debt, including additional borrowings under the credit lines, to $160 million as of March 31, 1997.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

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

10.1   Ryerson Tull 1996 Incentive Stock Plan

10.2   Ryerson Tull, Inc. Annual Performance Improvement Incentive Plan

27     Financial Data Schedule.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RYERSON TULL, INC.



                                       By
                                          ------------------------------
                                          Lily L. May
                                          Controller and
                                            Principal Accounting Officer


Date: May 13, 1997

                                                            Part I -- Schedule A
                                                            --------------------


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================

                                                                      Dollars in Millions
                                                            ---------------------------------------
                                                             March 31, 1997      December 31, 1996
                                                            ----------------    -------------------
                                                              (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A common stock ($1 par value)
  -  5,277,127 shares issued and outstanding
     as of March 31, 1997                                             $  5.3                 $  5.3

  Series B common stock ($1 par value)
  -  34,000,000 shares issued and outstanding
     as of March 31, 1997                                               34.0                   34.0

  Capital in excess of par value (1) (2)                               304.5                  304.5

  Retained earnings
     Balance beginning of year                              $22.4               $ 173.9

     Net income                                              16.6                  63.3

     Retained earnings impact of Pension Plan split            -                  (16.5)

     Dividends on common stock (2)                             -        39.0     (198.3)       22.4
                                                            -----               -------
     Cumulative translation adjustment                                  (1.3)                  (1.3)

     Restricted stock awards                                            (0.4)                  (0.5)
                                                                      ------                 ------

          Total Stockholders' Equity                                  $381.1                 $364.4
                                                                      ======                 ======

(1) Capital in excess of par at December 31, 1996 was increased from December 31, 1995 by $71.9 million due to the issuance of Series A common stock and $18.9 million as a result of the contribution of Inland Industries de Mexico to Ryerson Tull. It was decreased by $34.0 million for the issuance of Series B common stock as part of the recapitalization of Ryerson Tull.

(2) Of the $445.9 million of dividends paid in the 1996 second quarter, $198.3 million eliminated the balance in retained earnings at June 26, 1996 while the remaining $247.6 million reduced capital in excess of par.