Form 10-Q
period 1997-06-30
RYERSON TULL INC
filed 1997-08-13
CIK 1013595

                                                           Second Quarter - 1997



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended June 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,280,763 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of August 7, 1997.

                         PART I FINANCIAL INFORMATION
                         ----------------------------


Item 1. Financial Statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Operations (Unaudited)

====================================================================================================================================

                                                           Dollars in Millions (except per share date)
                                                        -------------------------------------------------
                                                        Three Months Ended               Six Months Ended
                                                              June 30                        June 30
                                                        ------------------              ------------------
                                                           1997     1996                   1997    1996
                                                        --------   -------              --------  --------
NET SALES                                                 $730.0    $607.5              $1,390.7  $1,232.8

     Cost of materials sold                                569.9     465.7               1,080.3     943.0
                                                          ------    ------              --------  --------

GROSS PROFIT                                               160.1     141.8                 310.4     289.8

     Operating expenses                                    117.7     103.5                 228.7     209.4
     Depreciation and amortization                           7.0       5.6                  13.3      11.1
     Gain on sale of assets                                  6.9     --                      8.9     --
                                                          ------    ------              --------  --------

OPERATING PROFIT                                            42.3      32.7                  77.3      69.3


General corporate and other expense,
  net of income items                                        2.0       0.1                   3.0      (0.6)
Interest and other expense on debt                           8.4       1.1                  15.6       1.7
                                                          ------    ------              --------  ---------

INCOME BEFORE INCOME TAXES                                  31.9      31.5                  58.7      68.2

PROVISION FOR INCOME TAXES                                  12.8      12.6                  23.1      26.9
                                                          ------    ------              --------  --------

NET INCOME                                                 $19.1     $18.9                 $35.6     $41.3
                                                          ======    ======              ========  ========

PRIMARY EARNINGS PER SHARE
  OF COMMON STOCK (Note 5)                                 $0.49     $0.48                 $0.91     $1.05
                                                          ======    ======              ========  ========

OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)                            780.8     634.8               1,489.3   1,273.4


                See notes to consolidated financial statements

                             RYERSON  TULL,  INC.
                           AND SUBSIDIARY  COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows  (Unaudited)

=============================================================================================================

                                                                                        Dollars in Millions
                                                                                      -----------------------
                                                                                         Six Months Ended
                                                                                              June 30
                                                                                      -----------------------
                                                                                        1997            1996
                                                                                      --------        --------
OPERATING ACTIVITIES
    Net income                                                                          $35.6           $41.3
                                                                                      -------           -----
Adjustments to reconcile net income to net
    cash provided from operating activities:
    Depreciation and amortization                                                        13.3            11.1
    Gain on sale of assets                                                               (8.9)              -
    Deferred employee benefit cost                                                        2.2             2.3
    Deferred income taxes                                                                 0.2             2.3
    Change in assets and liabilities, excluding effects of acquisitions:
             Receivables                                                                (46.5)          (20.0)
             Inventories                                                                (32.1)          (49.6)
             Other assets                                                                 4.8            (3.4)
             Accounts payable                                                            51.8            15.9
             Payables to related companies                                               (0.2)            9.8
             Accrued liabilities                                                        (12.0)           (4.7)
    Other deferred items                                                                 (5.6)              -
                                                                                      -------           -----
    Net adjustments                                                                     (33.0)          (36.3)
                                                                                      -------           -----
    Net cash provided from operating activities                                           2.6             5.0
                                                                                      -------           -----
INVESTING ACTIVITIES
  Acquisitions (Note 3)                                                                (130.4)              -
  Capital expenditures                                                                  (15.7)           (6.7)
  Investments in and advances to joint ventures, net                                     (0.4)           (0.2)
  Proceeds from sales of assets                                                          16.7             1.3
                                                                                      -------           -----
    Net cash used for investing activities                                             (129.8)           (5.6)
                                                                                      -------           -----
FINANCING ACTIVITIES
  Sale of Series A common stock                                                             -            77.1
  Debt retirement                                                                        (0.6)           (0.8)
  Dividends paid                                                                            -          (152.1)
  Reduction of debt assumed in acquisition                                              (22.6)              -
  Borrowing from related company, net                                                   126.5            68.8
                                                                                      -------           -----
    Net cash provided from (used for) financing activities                              103.3            (7.0)

Net decrease in cash and cash equivalents                                               (23.9)           (7.6)
Cash and cash equivalents - beginning of year                                            23.9            53.6
                                                                                      -------           -----
Cash and cash equivalents - end of period                                             $     -           $46.0
                                                                                      =======           =====
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                                            $14.8            $0.8
    Income taxes, net                                                                    25.0            23.8

  Debt assumed in acquisition                                                            22.6               -


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                    Consolidated Balance Sheet (Unaudited)

================================================================================

                                                     Dollars in Millions
                                            ------------------------------------
                                             June 30, 1997    December 31, 1996
                                            ---------------  -------------------
ASSETS                                        (unaudited)
------
  CURRENT ASSETS
    Cash and cash equivalents                      $    -                 $ 23.9
    Receivables                                       325.5                234.4
    Inventories - principally at LIFO                 420.3                314.3
    Deferred income taxes                              13.1                 13.6
                                                   --------               ------

        Total current assets                          758.9                586.2

  INVESTMENTS AND ADVANCES                             20.6                 19.8

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost                 $520.7              $494.4
    Less accumulated depreciation            249.7    271.0      243.4     251.0
                                            ------              ------

  DEFERRED INCOME TAXES                                37.7                 37.9

  PREPAID PENSION COSTS                                 0.2                  1.3

  EXCESS OF COST OVER NET ASSETS ACQUIRED              69.6                 22.3

  OTHER ASSETS                                          9.7                 13.7
                                                   --------               ------

        Total Assets                               $1,167.7               $932.2
                                                   ========               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                               $  176.4               $ 98.4
    Note payable to related company                   126.5                  -
    Payables to related companies -
      trade and other                                  17.0                 17.2
    Accrued liabilities                                37.9                 42.9
    Long-term debt due within one year                  1.6                  2.1
                                                   --------               ------

        Total current liabilities                     359.4                160.6

  LONG-TERM DEBT                                      263.1                263.2

  DEFERRED EMPLOYEE BENEFITS AND OTHER                145.1                144.0
                                                   --------               ------

        Total liabilities                             767.6                567.8

  STOCKHOLDERS' EQUITY  (Schedule A)                  400.1                364.4
                                                   --------               ------

        Total Liabilities and
          Stockholders' Equity                     $1,167.7               $932.2
                                                   ========               ======


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)


            Notes to Consolidated Financial Statements (Unaudited)

================================================================================



NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2/RECAPITALIZATION

In the second quarter of 1996, Inland Steel Industries, Inc. ("Industries") undertook a recapitalization that involved the Company. As part of the recapitalization, the Company exchanged existing shares of Company common stock, all of which were owned by Industries, for 34.0 million shares of new-issue Class B common stock ($1.00 par value). The Company also sold 5.2 million shares of new-issue Class A common stock ($1.00 par value) in a public offering, the net proceeds of which approximated $77.1 million.

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

NOTE 3/ACQUISITIONS

During the first quarter of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc. and the assets of Cardinal Metals, Inc. for an aggregate of $130.4 million in cash. Both acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.

NOTE 4/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $2.9 million and $3.5 million by Industries for the first six months of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Prior to the recapitalization in the second quarter of 1996, procedures had been established to charge interest on all intercompany loans within the Industries group of companies. Such loans arose as part of a corporate-wide cash management program and bore interest at the prime rate. In May 1996, after all such intercompany loans were repaid, the Company ceased participation in such programs and the Company's cash is not and will no longer be held in Industries' accounts. Net intercompany interest income for the first six months of 1996 was $1.6 million.

On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of June 30, 1997, $126.5 million of borrowing was outstanding under this facility.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:


                                        Dollars in Millions
                                    ---------------------------
                                  Three Months        Six Months
                                  Ended June 30      Ended June 30
                                 --------------    ----------------

                                  1997   1996       1997      1996
                                 -----  ------     ------    ------


     Net Product Sales           $ 2.6  $ 3.9      $ 5.8     $ 9.1
     Net Product Purchases        52.7   48.4      111.8     106.1

NOTE 5/EARNINGS PER SHARE

Pro forma earnings per share presented for the second quarter and the first six months of 1996 assumes 39,220,000 average shares outstanding. For the second quarter of 1997, 39,303,721 shares, which reflects the actual average common shares outstanding during the quarter of 39,280,723 shares and the dilutive effect of stock options of 22,998 shares was used in the calculation of earnings per share.

The Company is required to adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share," at year-end 1997. Basic Earnings per Share as defined in that Statement is not materially different from the Primary Earnings per Share amount presented.

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Results of Operations - Comparison of Second Quarter 1997 to Second Quarter 1996
--------------------------------------------------------------------------------


     The Company reported consolidated net income of $19.1 million, or $.49 per common share, in the second quarter of 1997 as compared with $18.9 million, or $.48 per common share pro forma, in the year-ago quarter. Second quarter 1997 earnings benefited from a $6.9 million pre-tax gain (eleven cents per common share) on the sale of the Company's property in Boston. Reduced quarter-to-quarter earnings, excluding the gain on the Boston property, resulted primarily from lower selling prices which pressured gross margins, and from significantly higher interest expense and a lack of interest income resulting from the recapitalization. Partially offsetting these impacts were increased tonnage volumes and reduced expenses per ton.

     Consolidated net sales of $730.0 million were 20% higher than the year-earlier period. Volume increased 23% to 780,000 tons from 635,000 tons, as a result of market share gains in part due to the acquisitions of Thypin Steel and Cardinal Metals during the first quarter of 1997, as well as increased service center industry shipment levels. Average selling price declined 2% to $935 per ton from $957 per ton a year ago.

     Gross profit per ton decreased to $205 from $224 in the year-ago quarter due to continued pressure from declining industrywide metals prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $160 per ton (excluding the gain on the Boston sale) from $172 per ton in the second quarter of 1996.

     Operating profit of $42.3 million was 29% higher than the $32.7 million recorded in the year-ago quarter, mainly due to the gain on the Boston property and acquisitions.

Comparison of First Six Months of 1997 to First Six Months of 1996
------------------------------------------------------------------

     For the first six months of 1997, the Company reported net income of $35.6 million, or $.91 per common share, compared to $41.3 million or $1.05 per common share on a pro forma basis, for the same period a year ago.

     Net sales of $1.39 billion were up 13 percent from the year-ago level due to market share gains in part due to acquisitions, as well as increased service center industry shipment levels.

     Operating profit increased 12% to $77.3 million in the first six months of 1997 from $69.3 million in the same period a year ago. The increase is attributable to the gains on the sale of the Boston and Jersey City facilities.

Liquidity and Financing
-----------------------


     As part of the recapitalization that took place in 1996, the Company issued $250 million of long term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. At June 30, 1997, up to $62 million of common dividends could have been paid.

   In order to provide additional borrowing flexibility, the Company established a five-year $250 million uncommitted line of credit with its parent, Inland Steel Industries, Inc. ("Industries") on March 27, 1997. Interest under this credit line is at market rates. Under terms of the agreement, Industries may, at its sole option, demand repayment of any or all amounts outstanding at any time.

     At June 30, 1997, the Company had outstanding borrowing of $126.5 million. The short term borrowings were used entirely for the acquisition of Thypin Steel and Cardinal Metals during the first quarter of 1997, including the repayment of debt assumed in the Thypin acquisition. On a combined basis, the Company had committed and uncommitted lines of credit of $373.5 million unused as of June 30, 1997. However, the Company currently intends to have outstanding at any time under the Industries line no more than is available under the bank credit facility. Additionally, a covenant contained in the bank credit facility restricts the amount of additional debt, including additional borrowings under the credit lines that the Company can incur, to $209 million as of June 30, 1997.

                          Part II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders


         (a) A meeting of stockholders was held on May 28, 1997 and was an annual meeting.

         (b)  No answer is required.

         (c) The election of two nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:


                 Nominee            Affirmative Votes      Votes Withheld
                 -------            -----------------      --------------

              John-Pierre Rosso        140,321,104            531,029
              Ronald L. Thompson       140,321,104            531,029


              The results of the voting for approval of the Ryerson Tull 1996 Incentive Stock Plan (the "1996 Plan") are as follows:

                 For           Against        Abstain       Broker Non-Votes
                 ---           -------        -------       ----------------
              140,210,072      566,911         75,150              -0-


              The results of the voting for approval of the Ryerson Tull, Inc. Annual Performance Improvement Incentive Plan (the "Performance Plan") are as follows:

                 For           Against        Abstain       Broker Non-Votes
                 ---           -------        -------       ----------------
              140,742,792       27,804         81,537              -0-


              The results of the voting for the election of Price Waterhouse LLP to audit the accounts of the Company and its subsidiaries for 1997 are as follows:

                 For           Against        Abstain
                 ---           -------        -------
              140,849,994        1,149            990

              There were no matters voted upon at the meeting, other than approval of the 1996 Plan and the Performance Plan, to which broker non-votes applied.

         (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.

3.1       Restated Certificate of Incorporation of the Company (Filed as Exhibit
          3.1 to the Company's Registration Statement on Form S-1 (File No. 333-
          3235), and incorporated by reference herein.)

3.2 By-Laws of the Company. (Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

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

          [The registrant hereby agrees to provide a copy of any other agreement relating to long-term debt at the request of the Commission.]

27        Financial Data Schedule.


(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURE
                                   ---------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RYERSON TULL, INC.



                                      By   Lily L. May
                                           ---------------------------------
                                           Lily L. May
                                           Controller and
                                           Principal Accounting Officer


Date: August 13, 1997

                                                            Part l -- Schedule A


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDERS' EQUITY

==================================================================================================

                                                                      Dollars in Millions
                                                               -----------------------------------
                                                                June 30, 1997    December 31, 1996
                                                               ---------------   -----------------
STOCKHOLDERS' EQUITY                                             (unaudited)

  Series A common stock ($1 par value)
  -  5,280,763 shares and 5,277,127 shares issued
     and outstanding as of June 30, 1997 and                           $  5.3               $  5.3
     December 31, 1996, respectively

  Series B common stock ($1 par value)
  -  34,000,000 shares issued and outstanding
     as of June 30, 1997 and December 31, 1996                           34.0                 34.0

  Capital in excess of par value (1) (2)                                304.6                304.5

  Retained earnings
    Balance beginning of year                                $22.4                 $ 173.9

    Net income                                                35.6                    63.3

    Retained earnings impact of Pension Plan split               -                   (16.5)

    Dividends on common stock (2)                                -       58.0       (198.3)   22.4
                                                           -------                 -------
    Cumulative translation adjustment                                    (1.3)                (1.3)

    Restricted stock awards                                              (0.4)                (0.5)

    Treasury stock, at cost
    - 5,673 shares as of June 30, 1997                                   (0.1)                   -
                                                                       ------               ------
           Total Stockholders' Equity                                  $400.1               $364.4
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

                               INDEX TO EXHIBITS
                               -----------------


                                                                                     Sequential
Number                                  Description                                   Page No.
------                                  -----------                                  ----------

3.1  Restated Certificate of Incorporation of the Company (Filed as Exhibit
     3.1 to the Company's Registration Statement on Form S-1 (File No. 333-
     3235), and incorporated by reference herein.)

3.2  By-Laws of the Company.  (Filed as Exhibit 3.2 to the Company's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

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

              [The registrant hereby agrees to provide a copy of any
               other agreement relating to long-term debt at the request of the Commission.]

27   Financial Data Schedule....................................................

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the second quarter of 1997.