Form 10-Q
period 1997-09-30
RYERSON TULL INC
filed 1997-11-12
CIK 1013595

                                                            Third Quarter - 1997



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM   10-Q
                           -------------------------


           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,277,732 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of November 6, 1997.

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

                                                            Dollars in Millions (except per share data)
                                                          -----------------------------------------------
                                                          Three Months Ended         Nine Months Ended
                                                             September 30               September 30
                                                          ------------------       ----------------------
                                                           1997        1996           1997          1996
                                                          ------      ------       --------      --------
NET SALES                                                 $715.8      $592.3       $2,106.4      $1,825.1

  Cost of materials sold                                   562.8       457.3        1,643.1       1,400.3
                                                          ------      ------       --------      --------

GROSS PROFIT                                               153.0       135.0          463.3         424.8

  Operating expenses                                       115.9       103.0          344.6         312.4
  Depreciation and amortization                              7.1         5.7           20.4          16.8
  (Gain) on sale of assets                                    --          --           (8.9)           --
                                                          ------      ------       --------      --------

OPERATING PROFIT                                            30.0        26.3          107.2          95.6

General corporate and other expense,
  net of income items                                        2.0         1.6            5.1           1.1
Interest and other expense on debt                           8.7         6.4           24.1           8.0
                                                          ------      ------       --------      --------

INCOME BEFORE INCOME TAXES                                  19.3        18.3           78.0          86.5

PROVISION FOR INCOME TAXES                                   7.9         6.9           31.0          33.8
                                                          ------      ------       --------      --------

NET INCOME                                                $ 11.4      $ 11.4       $   47.0      $   52.7
                                                          ======      ======       ========      ========
PRIMARY EARNINGS PER SHARE
  OF COMMON STOCK (Note 5)                                $ 0.29      $ 0.29       $   1.20      $   1.34
                                                          ======      ======       ========      ========

OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)                            781.1       627.0        2,270.3       1,900.4


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                                                         Dollars in Millions
                                                                                         -------------------
                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                         -------------------
                                                                                          1997        1996
                                                                                         -------     -------
OPERATING ACTIVITIES
  Net income                                                                             $  47.0     $  52.7
                                                                                         -------     -------
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization                                                             20.4        16.8
  Gain on sale of assets                                                                    (8.9)          -
  Deferred employee benefit cost                                                            (3.5)        1.9
  Deferred income taxes                                                                     (0.4)        0.2
  Change in assets and liabilities, excluding effects of acquisitions:
    Receivables                                                                            (55.4)      (16.1)
    Inventories                                                                            (35.2)      (47.2)
    Other assets                                                                             4.6        (5.9)
    Accounts payable                                                                        54.6        10.1
    Payables to related companies                                                            0.2        10.9
    Accrued liabilities                                                                    (16.8)       (0.3)
  Other deferred items                                                                     ( 6.4)          -
                                                                                         -------      ------

  Net adjustments                                                                          (46.8)      (29.6)
                                                                                         -------      ------
  Net cash provided from operating activities                                                0.2        23.1
                                                                                         -------      ------

INVESTING ACTIVITIES
  Acquisitions (Note 3)                                                                   (139.5)          -
  Capital expenditures                                                                     (25.8)      (12.5)
  Investments in and advances to joint ventures, net                                        (0.4)       (1.2)
  Proceeds from sales of assets                                                             17.2         1.3
                                                                                         -------      ------

    Net cash used for investing activities                                                (148.5)      (12.4)
                                                                                         -------      ------
FINANCING ACTIVITIES
  Sale of Series A common stock                                                                -        77.1
  Debt issued                                                                                  -       243.8
  Debt retirement                                                                           (2.0)       (8.1)
  Dividends paid                                                                               -      (445.9)
  Reduction of debt assumed in acquisition                                                 (25.3)          -
  Borrowing from related company, net                                                      151.7        68.8
                                                                                         -------      ------

    Net cash provided from (used for) financing activities                                 124.4       (64.3)
                                                                                         -------      ------

Net decrease in cash and cash equivalents                                                  (23.9)      (53.6)
Cash and cash equivalents - beginning of year                                               23.9        53.6
                                                                                         -------      ------
Cash and cash equivalents - end of period                                                $     -      $    -
                                                                                         =======      ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                                             $  28.5      $  1.9
    Income taxes, net                                                                       32.4        35.4

  Debt assumed in acquisition                                                               25.3           -

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                    Consolidated Balance Sheet (Unaudited)
================================================================================

                                                 Dollars in Millions
                                                 -------------------

ASSETS                                  September 30, 1997   December 31, 1996
------                                  ------------------   -----------------
                                           (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                      $      -             $  23.9
   Receivables                                       336.7               234.4
   Inventories - principally at LIFO                 427.3               314.3
   Deferred income taxes                              13.2                13.6
                                                  --------             -------

       Total current assets                          777.2               586.2

 INVESTMENTS AND ADVANCES                             21.5                19.8

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost              $531.7                 $494.4
   Less accumulated depreciation         255.3       276.4      243.4    251.0
                                        ------                 ------

 DEFERRED INCOME TAXES                                38.0                37.9

 PREPAID PENSION COSTS                                 6.6                 1.3

 EXCESS OF COST OVER NET ASSETS ACQUIRED              75.5                22.3

 OTHER ASSETS                                          9.9                13.7
                                                  --------             -------

       Total Assets                               $1,205.1             $ 932.2
                                                  ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable                                  $181.4              $98.4
   Note payable to related company                    151.7                  -
   Payables to related companies - trade and other     17.4               17.2
   Accrued liabilities                                 33.9               42.9
   Long-term debt due within one year                   6.3                2.1
                                                  ---------            -------

     Total current liabilities                        390.7              160.6

LONG-TERM DEBT                                        257.0              263.2

DEFERRED EMPLOYEE BENEFITS AND OTHER                  145.8              144.0
                                                  ---------            -------

       Total liabilities                              793.5              567.8

STOCKHOLDERS' EQUITY (Schedule A)                     411.6              364.4
                                                   --------            -------

       Total Liabilities and Stockholders' Equity  $1,205.1            $ 932.2
                                                   ========            =======


                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

            Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 3/ACQUISITIONS

During the first nine months of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc., Omni Metals, Inc. and the assets of Cardinal Metals, Inc. for an aggregate of $139.5 million in cash plus assumption of debt. The acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 and 1996 had these acquisitions occurred at the beginning of each such year is not material.

NOTE 4/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Industries for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $4.7 million and $5.2 million by Industries for the first nine months of 1997 and 1996, respectively, for management, financial and legal services provided to the Company.

Prior to the recapitalization in the second quarter of 1996, procedures had been established to charge interest on all intercompany loans within the Industries group of companies. Such loans arose as part of a corporate-wide cash management program and bore interest at the prime rate. In May 1996, after all such intercompany loans were repaid, the Company ceased participation in such programs and the Company's cash is not and will no longer be held in Industries' accounts. Net intercompany interest income for the first nine months of 1996 was $1.5 million.

On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of September 30, 1997, $151.7 million of borrowing was outstanding under this facility.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:

                                                Dollars in Millions
                                       --------------------------------------
                                          Three Months        Nine Months
                                       Ended September 30  Ended September 30
                                       ------------------  ------------------
                                       1997         1996    1997        1996
                                       -----        -----  ------      ------
Net Product Sales                      $ 2.2        $ 3.0  $  8.0      $ 12.1
Net Product Purchases                   46.5         48.8   158.3       154.9

NOTE 5/EARNINGS PER SHARE

Pro forma earnings per share presented for the first nine months of 1996 assumes 39,220,000 average shares outstanding. For the third quarter of 1997, 39,321,723 shares, which reflects the actual average common shares outstanding during the quarter of 39,280,763 shares and the dilutive effect of stock options of 40,960 shares, was used in the calculation of earnings per share.

The Company is required to adopt Financial Accounting Standards Board Statement No. 128, "Earnings per Share", at year-end 1997. Basic Earnings per Share as defined in that Statement is not materially different from the Primary Earnings per Share amount presented.

Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Results of Operations - Comparison of Third Quarter 1997 to Third Quarter 1996
------------------------------------------------------------------------------

     The Company reported consolidated net income of $11.4 million, or $.29 per common share, in the third quarter of 1997 as compared with $11.4 million, or $.29 per common share in the year-ago quarter. Quarter-to-quarter earnings were negatively impacted by lower selling prices which pressured gross margins, and from a 36% increase in interest expense and a lack of interest income resulting from the recapitalization and spending for acquisitions. Offsetting these factors were increased tonnage volumes and reduced expenses per ton, leaving quarter-to-quarter earnings unchanged.

     Consolidated net sales of $715.8 million were 21% higher than the year-earlier period. Volume increased 25% to 781,100 tons from 627,000 tons, as a result of market share gains in part due to acquisitions in 1997, as well as increased service center industry shipment levels. Average selling price declined 3% to $916 per ton from $945 per ton a year ago.

     Gross profit per ton decreased to $196 from $215 in the year-ago quarter due to continued pressure from declining industrywide metals prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $158 per ton from $173 per ton in the third quarter of 1996.

     Operating profit of $30.0 million was 14% higher than the $26.3 million recorded in the year-ago quarter.

Comparison of First Nine Months of 1997 to First Nine Months of 1996
--------------------------------------------------------------------

     For the first nine months of 1997, the Company reported net income of $47.0 million, or $1.20 per common share, compared to $52.7 million or $1.34 per common share on a pro forma basis, for the same period a year ago.

     Net sales of $2.11 billion were up 15% from the year-ago level due to market share gains in part due to acquisitions, as well as increased service center industry shipment levels.

     Operating profit increased 12% to $107.2 million in the first nine months of 1997 from $95.6 million in the same period a year ago. The increase is mainly attributable to the gains on the sale of the Boston and Jersey City facilities.

Liquidity and Financing
-----------------------

     As part of the recapitalization that took place in 1996, the Company issued $250 million of long-term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. During the third quarter of 1997, the Company extended its $250 million credit facility to September 5, 2002, while reducing both the commitment fee and interest rate related to the facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. At September 30, 1997, up to $69 million of common dividends could have been paid.

     In order to provide additional borrowing flexibility, the Company established a five-year $250 million uncommitted line of credit with its parent, Inland Steel Industries, Inc. ("Industries"), on March 27, 1997. Interest under this credit line is at market rates. Under terms of the agreement, Industries may, at its sole option, demand repayment of any or all amounts outstanding at any time.

     At September 30, 1997, the Company had outstanding borrowing under the Industries line of credit of $151.7 million. The short-term borrowings were used entirely for the acquisition of Thypin Steel and Cardinal Metals during the first quarter and Omni Metals during the third quarter of 1997, including the repayment of debt assumed in the Thypin and Omni acquisitions. On a combined basis, the Company had committed and uncommitted lines of credit of $348.3 million unused as of September 30, 1997. However, the Company currently intends to have outstanding at any time under the Industries line no more than is available under the bank credit facility. Additionally, a covenant contained in the bank credit facility restricts the amount of additional debt, including additional borrowings under the credit lines that the Company can incur, to $209 million as of September 30, 1997.

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

10.1* Ryerson Tull, Inc. Supplemental Retirement Plan for Covered Employees, as amended September 24, 1997.

10.2* Ryerson Tull, Inc. Annual Performance Improvement Incentive Plan, as approved July 23, 1997.

27     Financial Data Schedule.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the third quarter of 1997.

-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RYERSON TULL, INC.



                                           By  Lily L. May
                                               -----------------------------
                                               Lily L. May
                                               Controller and
                                               Principal Accounting Officer

Date: November 12, 1997

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
          (A majority-owned company of Inland Steel Industries, Inc.)


                        SUMMARY OF STOCKHOLDERS' EQUITY

================================================================================


                                                                     Dollars in Millions
                                                              ------------------------------------
                                                           September 30, 1997       December 31, 1996
                                                           ------------------       -----------------
                                                              (unaudited)

STOCKHOLDERS' EQUITY
--------------------
  Series A common stock ($1 par value) -
    5,280,763 shares and 5,277,127 shares issued
    as of September 30, 1997 and
    December 31, 1996, respectively                                    $  5.3                   $ 5.3

  Series B common stock ($1 par value) -
    34,000,000 shares issued and outstanding
    as of September 30, 1997 and December 31, 1996                       34.0                    34.0

  Capital in excess of par value (1) (2)                                304.6                   304.5

  Retained earnings
   Balance beginning of year                               $22.4                    $173.9

   Net income                                               47.0                      63.3

   Retained earnings impact of Pension Plan split              -                     (16.5)

   Dividends on common stock (2)                               -         69.4       (198.3)      22.4
                                                           -----                    -------
   Cumulative translation adjustment                                     (1.3)                   (1.3)

   Restricted stock awards                                               (0.3)                   (0.5)

   Treasury stock, at cost -
     2,673 shares as of September 30, 1997                               (0.1)                      -
                                                                       ------                  ------
        Total Stockholders' Equity                                     $411.6                  $364.4
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

                               INDEX TO EXHIBITS
                               -----------------
                                                                                     Sequential
Number                            Description                                         Page No.
------                            -----------                                        ----------
3.1       Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.1        -
          to the Company's Registration Statement on Form S-1 (File No. 333-3235),
          and incorporated by reference herein.)

3.2       By-Laws of the Company.  (Filed as Exhibit 3.2 to the Company's Quarterly          -
          Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

10.1*     Ryerson Tull, Inc. Supplemental Retirement Plan for Covered Employees,
          as amended September 24, 1997..............................................

10.2*     Ryerson Tull, Inc. Annual Performance Improvement Incentive Plan, as
          approved July 23, 1997.....................................................

27        Financial Data Schedule....................................................

---------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Quarterly Report on Form 10-Q.