Form 10-K405
period 1997-12-31
RYERSON TULL INC
filed 1998-03-30
CIK 1013595

                                                                           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
For the fiscal year ended December 31, 1997 or
[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
For the transition period from          to
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 18, 1998 the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was approximately $79,000,000.(1)

  The number of shares of Class A and Class B Common Stock ($1.00 par value) of the registrant outstanding as of February 18, 1998 was 5,279,096 and 34,000,000, respectively, of which all of the Class B Common shares were owned by Inland Steel Industries, Inc. and not publicly traded.
--------
(1) Excluding stock held by directors and officers of registrant, without admission of affiliate status of such individual for any other purpose; also excluding Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II of this Report on Form 10-K incorporate by reference certain information set forth in Exhibit 99, "Financial Information (to be included in the Annual Report to Shareholders for 1997)," which is attached hereto, and is incorporated by reference herein. Part III of this Report on Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 27, 1998.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  On February 13, 1997, RT, through Ryerson, purchased all of the outstanding stock of Thypin Steel Co. Inc. ("Thypin") for $120 million in cash plus the assumption of $23 million of debt. Thypin was a privately held distributor of carbon and stainless steel products with seven locations in the eastern United States. On March 3, 1997, RT, through Tull, acquired substantially all the assets of Cardinal Metals, Inc. ("Cardinal"), a privately held distributor and processor of carbon steel products with a single facility located in Pounding Mill, VA. On August 22, 1997, RT, through Ryerson, purchased all of the outstanding stock of Omni Metals, Inc. ("Omni"), a privately held processor and distributor of flat-rolled carbon steel products with a facility in Knoxville, TN. Thypin and Omni have subsequently been merged into Ryerson.

OPERATIONS

  RT's materials distribution operations in the United States are conducted through its operating subsidiaries--Ryerson and Tull. Ryerson, Tull and Ryerson Coil Processing Company ("Ryerson Coil"), a specialized processing unit of Ryerson, are organized into five business units along regional and product lines. The Company believes that it is the largest metals service center in the United States based on sales revenue, with 1997 sales of $2.8 billion and a current U.S. market share of approximately 10%, based on the Company's analysis of data prepared by the Steel Service Center Institute ("SSCI"). The Company distributes and processes metals and other materials throughout the continental United States, and is among the largest purchasers of steel in the United States.

 Joseph T. Ryerson & Son, Inc.

  Ryerson, with business unit headquarters in Philadelphia, PA (Ryerson East), Chicago, IL (Ryerson Central), and Tukwila, WA (Ryerson West), is a leading materials distribution organization. With full-line service centers in 35 major cities, Ryerson is engaged in the nationwide sale of its products through its own sales organization. Ryerson maintains heavy-duty shears, slitters, precision cut-to-length lines, high-speed saws, flame-cutting machines and other processing equipment for use in furnishing custom cutting and miscellaneous shapes in accordance with customer orders. The Ryerson Coil unit, headquartered in Chicago, IL, performs processing through five facilities for customers who traditionally buy large quantities of sheet steel products. Ryerson also markets plant equipment products through a wholesale industrial catalog.

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

 Ryerson de Mexico

  RT also owns, indirectly, a 50% interest in Ryerson de Mexico, a joint venture with Altos Hornos de Mexico, S.A. de C.V., an integrated steel mill operating in Mexico. Ryerson de Mexico, which was formed in 1994, is a general line metals service center and processor with 12 facilities in Mexico. The impact of Ryerson de Mexico on the Company's results of operations has not been material.

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

  The industry is comprised of many companies, the majority of which have operations limited as to product line and size of inventory, with customers located in a specific geographic area. Based on SSCI data, the Company believes that the industry is comprised of between 750 and 1,000 service centers, operating out of approximately 2,000 locations and servicing approximately 300,000 customers. The industry is highly fragmented, consisting of a large number of small companies and a few relatively large companies. Based on the Company's analysis of SSCI data, the industry handled approximately 29 million tons or approximately 24.4% of the metals distributed in the United States in 1997.

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

  The following table sets forth the Company's shipments (by percentage of sales revenue) for 1995, 1996 and 1997 for each of the Company's major product lines.

                                                               PERCENTAGE OF
                                                               SALES REVENUE
                                                               ----------------
      PRODUCT LINE                                             1995  1996  1997
      ------------                                             ----  ----  ----
      Stainless and aluminum..................................  27%   26%   27%
      Carbon flat rolled......................................  24    27    27
      Bars, tubing and structurals ...........................  22    22    20
      Fabrication and carbon plate............................  20    20    20
      Other...................................................   7     5     6
                                                               ---   ---   ---
          Total .............................................. 100%  100%  100%
                                                               ===   ===   ===

  More than one-half of the materials sold by the Company is processed. The Company uses techniques such as sawing, slitting, blanking, pickling, cutting to length, leveling, flame cutting, laser cutting, edge trimming, edge rolling, fabricating and grinding to process materials to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Among the most common processing techniques used by the Company are pickling, a chemical process using an acidic solution to remove surface oxide, commonly called "scale," from steel which develops after the steel is hot rolled; slitting, which is cutting coiled metals to specified widths along the length of the coil; leveling, which is flattening metals and cutting them to exact lengths; and edge rolling, a process which imparts round or smooth edges. Although the Company often uses third-party fabricators to outsource certain limited processes that the Company is not able to perform internally, outsourcing these processes does not affect a significant part of the Company's operations or constitute a significant part of the Company's operating costs and expenses.

  The plate burning and fabrication processes are particularly important to the Company. These processes require sophisticated and expensive processing equipment. As a result, rather than making investments in such equipment, manufacturers have increasingly outsourced these processes to metals service centers. The Company has flame or laser cutting capacity in 45 of its 63 facilities.

  The Company also provides services and technical advice to its customers as an integral part of providing products to its customers. The Company does not charge customers separately for such services or advice, but rather includes the costs of such services and advice in the price of products sold to such customers.

  The Company's services include: just-in-time delivery, production of kits containing multiple products for ease of assembly by the customer, the provision of Company-owned materials to the customer and the placement of Company employees at the customer's site for inventory management, production and technical assistance. The Company also provides special stocking programs where products that would not otherwise be stocked by the Company are held in inventory to meet certain customers' needs. The foregoing services are designed to reduce customers' costs by minimizing their investment in inventory and improving their production efficiency.

CUSTOMER BASE

  The Company's customer base is diverse, numbering over 50,000. No customer accounted for more than 2% of the Company's sales in 1997 and the top ten customers accounted for approximately 7% of the Company's sales in 1997. The Company's customer base includes most metal-consuming industries, most of which are cyclical. The Company's shipments (by percentage of sales revenue) for 1995, 1996 and 1997 for each class of the Company's customers were as set forth in the table below.

                                                               PERCENTAGE OF
                                                               SALES REVENUE
                                                               ----------------
      CLASS OF CUSTOMER                                        1995  1996  1997
      -----------------                                        ----  ----  ----
      Machinery manufacturers.................................  38%   38%   37%
      Fabricated metals producers.............................  25    26    26
      Transportation equipment producers......................  10    10     9
      Electrical machinery producers..........................   9     8     8
      Wholesale distributors..................................   3     3     4
      Construction-related purchasers.........................   3     4     5
      Metals mills and foundries..............................   3     3     3
      Other...................................................   9     8     8
                                                               ---   ---   ---
          Total............................................... 100%  100%  100%
                                                               ===   ===   ===

  The Company's flat-rolled processing business unit, Ryerson Coil, generally serves a customer base that differs from the Company's general line service center business. A large portion of Ryerson Coil's customers have long-term supply contracts. These contracts are typically at fixed prices and are generally from three months to one year in duration, although Ryerson Coil has a small number of arrangements with large customers that extend beyond one year. Ryerson Coil attempts to limit its financial exposure on these fixed-price sales arrangements by entering into fixed-price supply arrangements with one or more suppliers for comparable periods of time. Ryerson Coil's customers often seek large quantities of carbon sheet product that have undergone one or more of the following processes: pickling, cutting to length, slitting, tension leveling, texturing or blanking. Many of Ryerson Coil's approximately 600 customers are in the transportation, appliance, office furniture or cabinetry businesses.

SUPPLIERS

  In 1997, the Company purchased in excess of 3.0 million tons of materials from many suppliers, including approximately 500,000 tons (or approximately 10.5% of the purchase dollars) from Inland Steel Company ("ISC"), a wholly-owned subsidiary of ISI. The Company expects to continue purchasing significant amounts of steel from ISC in the future, although there can be no assurance that such purchases will continue. Excluding ISC, the Company's top 25 suppliers accounted for approximately 38% of 1997 purchases in dollars.

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

CAPITAL EXPENDITURES

  In recent years the Company has made capital expenditures to maintain, improve and expand processing capabilities. Additions by the Company to property, plant and equipment, together with retirements for the five years ended December 31, 1997, excluding the initial purchase price of acquisitions, are set forth below. Net capital additions during such period aggregated $85.2 million.

                                                      DOLLARS IN MILLIONS
                                               ---------------------------------
                                                         RETIREMENTS NET CAPITAL
                                               ADDITIONS  OR SALES    ADDITIONS
                                               --------- ----------- -----------
      1997....................................   $40.3      $12.0       $28.3
      1996....................................    24.1        6.0        18.1
      1995....................................    19.3        4.7        14.6
      1994....................................    20.4       12.4         8.0
      1993....................................    19.3        3.1        16.2

  The Company anticipates that capital expenditure and investments in joint ventures, excluding acquisitions, will be in the range of $40 million to $50 million for 1998, which will be funded from cash generated by operations plus possible borrowing under RT's credit facility.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 5,400 persons, of which approximately 2,550 were salaried employees and approximately 2,850 were hourly employees. Approximately 40% of the hourly employees were members of various unions, including the United Steelworkers and the Teamsters, and an additional approximately 29% of the hourly employees have voted for union certification in proceedings currently pending before the National Labor Relations Board. The Company's relationship with the various unions generally has been good, but occasional work stoppages have occurred. Over the last five years, work stoppages have occurred at two facilities (approximately 4% of the total number of facilities), have involved an average of 43 employees and have lasted an average of six days. During 1998, labor contracts covering approximately 160 employees at five facilities will expire. During 1999 contracts covering approximately 740 employees at 17 facilities will expire. The current agreement with the United Steelworkers will expire on July 31, 1999, and agreements with the Teamsters expire on various dates during the period March 31, 1998 through November 15, 2003. While management does not expect any unresolvable issues to arise in connection with the renewal of any of these contracts, no assurances can be given that any of these contracts will be extended prior to their expiration.

  Prior to April 30, 1996, certain of the Company's employees were eligible to participate in the ISI Pension Plan, a noncontributory defined benefit pension plan. Effective April 30, 1996, that portion of the ISI Pension Plan covering the Company's current and former employees was separated and became the Ryerson Tull Pension Plan.

  Effective January 1, 1998, the Company froze the benefits accrued under the Ryerson Tull Pension Plan, a defined benefit pension plan for certain salaried employees, and instituted a defined contribution plan. Salaried employees vested in their benefits accrued under the defined benefit plan at December 31, 1997 will be entitled to those benefits upon retirement. Certain transition rules have been established for those salaried employees meeting the specified age and service requirements.

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

  Capital and operating expenses for pollution control projects were significantly below $1 million per year for the past five years and are expected to remain at similar levels.

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

RECENT DEVELOPMENTS

  On March 17, 1998, ISI announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire ISC. Following the sale, ISI's primary business will be metals distribution, presently conducted by RT. ISI is currently considering a plan to combine with RT into one entity subsequent to the closing of the sale. The sale is subject to a definitive agreement, antitrust clearance, other closing conditions, and the need to give the United Steelworkers of America the opportunity to make an offer to purchase ISC. It is anticipated that the transaction will close in the third quarter of 1998.

ITEM 2. PROPERTIES.

 Joseph T. Ryerson & Son, Inc.

  Ryerson owns its regional business unit headquarters offices in Chicago (IL) and leases regional headquarters offices in West Chester (PA) and Tukwila
(WA). Ryerson East's service centers are at Birmingham (AL), Buffalo (NY), Cambridge (MA), Carnegie (PA), Charlotte (NC) (two facilities), Chattanooga
(TN), Cleveland (OH), Easton (PA), Fairless Hills (PA), Long Island City (NY), Philadelphia (PA), and Wallingford (CT). Ryerson Central's service centers are at Chicago (IL), Cincinnati (OH), Dallas (TX), Des Moines (IA), Detroit (MI), Holland (MI), Houston (TX), Indianapolis (IN), Kansas City (MO), Milwaukee
(WI), Omaha (NE), Plymouth (MN), St. Louis (MO), Tulsa (OK), and Wausau (WI). Ryerson West's service centers are at Commerce City (CO), Emeryville (CA), Phoenix (AZ), Portland (OR), Renton (WA), Spokane (WA), Salt Lake City (UT) and Vernon (CA). Ryerson Coil's processing facilities are located in Canton
(GA), Chicago (IL) (two facilities), Knoxville (TN), Marshalltown (IA), Plymouth (MN) and New Hope (MN).

  All of Ryerson's operating facilities are held in fee with the exception of the facility at Birmingham (AL) (held under long-term lease), two at Cambridge
(MA) (both held under short-term lease), one at Charlotte (NC) (held under long-term lease), one at Chicago (IL) (held under short-term lease), one at Easton (PA) (held under long-term lease), one at Fairless Hills (PA) (held under long-term lease), one at Holland (MI) (held under long-term lease), one at Long Island City (NY) (held under short-term lease), one at New Hope (MN) (held under short-term lease), a satellite facility at Omaha (NE) (held under short-term lease), a portion of the property at Portland (OR) (held under short-term lease), a portion of the property at St. Louis (MO) (held under long-term lease), one facility at Salt Lake City (UT) (held under short-term lease), and one at Wausau (WI) (held under short-term lease). In addition, Ryerson holds under short-term lease a former operating facility at the Village of Blasdell (NY). Ryerson's properties are adequate to serve its present and anticipated needs.

 J. M. Tull Metals Company, Inc.

  Tull maintains service centers at Baton Rouge (LA), Birmingham (AL), Charlotte (NC), Columbia (SC), Greensboro (NC), Greenville (SC), Jacksonville
(FL), Miami (FL), New Orleans (LA), Pounding Mill (VA), Richmond (VA), Tampa
(FL), and Norcross (GA), where its headquarters is located. All of these facilities are owned by Tull in fee, except for the Columbia facility, which is held under short-term lease. AFCO operates service centers at Fort Smith
(AR), Jackson (MS), Little Rock (AR), Oklahoma City (OK), Shreveport (LA), West Memphis (AR) and Wichita (KA). AFCO's headquarters are located at Norcross (GA), where it leases space owned in fee by Tull. Each of AFCO's facilities is held in fee except the Wichita facility, which is held under a short-term lease. Tull's properties are adequate to serve its present and anticipated needs.

 Ryerson de Mexico

  Ryerson de Mexico, a joint venture in which RT owns, indirectly, a 50% interest, owns twelve general line metals service centers and processing centers in Mexico. Ryerson de Mexico's properties are adequate to serve its present and anticipated needs.

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

  Set forth below are the executive officers of RT as of February 2, 1998, and the age of each as of such date. Their principal occupations at present and during the past five years, including positions and offices held with RT or a significant subsidiary or affiliate of RT, are shown below.

        NAME, AGE AND                     POSITIONS AND OFFICES HELD
    PRESENT POSITION WITH                 DURING THE PAST FIVE YEARS
         REGISTRANT

Robert J. Darnall, 59........  Mr. Darnall has been Chairman of RT since April
 Chairman and Director         1995, a position he also held from November
                               1990 to June 1994. He has been Chairman and
                               Chief Executive Officer of ISI since 1992 and its President, Chief Operating Officer and a director since April 1986. He is also Chairman and Chief Executive Officer of ISC, which he joined in 1962, and has served as ISC's
                               Chairman since 1992, as a director since 1983, as Chief Executive Officer from 1992 to 1995 and since April 1996, and as President for various periods ending most recently in 1996.

Neil S. Novich, 43...........  Mr. Novich has been President, Chief Executive
 President and Chief           Officer, Chief Operating Officer and a director
 Executive Officer and Directorof RT, President of Ryerson and Chairman of
                               Tull since June 1994. He served as Chairman of
                               Ryerson from June 1994 to April 1995 and since
                               June 1996. He was a Senior Vice President of
                               ISI from January 1995 to May 1996 and served as a Vice President of ISI from June 1994 to
                               January 1995. Prior to joining ISI in 1994, he led the Distribution and Logistics Practice at Bain & Company ("Bain"), an international management consulting firm, from 1987.

Jay M. Gratz, 45.............  Mr. Gratz has been Vice President of RT and of
 Vice President and            ISI since May 1997; Chief Financial Officer of
 Chief Financial Officer       RT since April 1996 and of ISI since May 1996.
                               He was Vice President--Finance of RT from
                               September 1994 to April 1997, and of ISI from
                               May 1996 to April 1997. He was also Vice
                               President and Principal Financial Officer of
                               Inland Steel Company from March 1993 to January
                               1995 and Vice President--Finance of Inland
                               Steel Flat Products Company division of Inland
                               Steel Company from December 1991 to February
                               1993.

Thomas S. Cygan, 53..........  Mr. Cygan has been President of the Ryerson
 President--Ryerson West       West unit of Ryerson since November 1994. He
                               served as General Manager of Ryerson's Ryerson
                               Central Kansas City location from May 1981 to
                               November 1994.

Timothy L. LaPerre, 51.......  Mr. LaPerre has been President of Ryerson Coil
 President--Ryerson Coil       Processing, a unit of Ryerson, since January
 Processing                    1993. He served as Vice President and General
                               Manager of Ryerson Coil Processing from March
                               1990 to January 1993. He also served as
                               Executive Vice President and General Manager of
                               Keelor Steel from March 1987 to March 1990.

Carl G. Lusted, 61...........  Mr. Lusted has been President of the Ryerson
 President--Ryerson Central    Central unit of Ryerson since August 1990. Mr.
                               Lusted was Vice President and General Manager of Tull from August 1984 to August 1990.

Stephen E. Makarewicz, 51....  Mr. Makarewicz has been President, Chief
 President--Tull Metals        Executive Officer and Chief Operating Officer
                               of Tull since October 1994. Mr. Makarewicz was
                               Vice President and General Manager of Ryerson's
                               Ryerson Central Chicago location from April
                               1992 to October 1994 and Vice President and
                               General Manager of Tull from June 1990 to April
                               1992.

        NAME, AGE AND                     POSITIONS AND OFFICES HELD
    PRESENT POSITION WITH                 DURING THE PAST FIVE YEARS
         REGISTRANT

Gary J. Niederpruem, 46......  Mr. Niederpruem has been President of the
 President--Ryerson East       Ryerson East unit of Ryerson since January
                               1993. He served as General Manager of Ryerson
                               East's Buffalo location from August 1985 to
                               January 1993.

William Korda, 50............  Mr. Korda has been Vice President--Human
 Vice President--Human         Resources of RT since October 1993. He served
 Resources                     as RT's Manager of Human Resources from August
                               1992 to October 1993 and as Manager of Benefits and Salary Administration for RT from January
                               1991 to August 1992.

Darell R. Zerbe, 55..........  Mr. Zerbe has been Vice President--Information
 Vice President--Information   Technology and Chief Information Officer of RT
 Technology                    since February 1996. He served as Senior Vice
                               President, Management Information Systems, for
                               Venture Stores, Inc. from 1988 to February
                               1996.

Lily L. May, 48..............  Ms. May has been Controller of RT since May
 Controller                    1996. She was Vice President--Finance and
                               Purchasing and Controller of ISC from January
                               1995 through May 1996. Prior to that, she was Director of Purchases and Energy of the Inland
                               Steel Flat Products Company division of ISC from November 1993 to January 1995. She also served as Director of Internal Auditing of ISI from February 1992 to November 1993 and
                               Director of Corporate Accounting of ISI from
                               February 1991 to February 1992.

Vicki L. Avril, 43...........  Ms. Avril has been Treasurer of RT since
 Treasurer                     February 1994. She has also been Treasurer of
                               Ryerson and Tull since February 1994 and of ISI and ISC since January 1994 and Director--
                               Corporate Planning of ISI since January 1995.
                               In addition, she was Director of Pension
                               Investments and Administration of ISI from June
                               1991 to January 1995 and Assistant Treasurer of
                               ISI from May 1993 to January 1994.

Charles B. Salowitz, 49......  Mr. Salowitz has been Corporate Secretary of RT
 Corporate Secretary           since April 1996. Since September 1995, he has
                               been Secretary of ISI and ISC. He has also been Associate General Counsel of ISI since January
                               1995. He was an Assistant General Counsel of
                               ISI from July 1989 and Assistant Secretary from
                               July 1989 to September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Class A Common Stock of RT is listed and traded on the New York Stock Exchange. As of February 18, 1998, the number of holders of record of Class A Common Stock of RT was 118.

  The remaining information called for by this Item 5 is set forth under the caption "Summary by Quarter" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  The information called for by this Item 6 with respect to each of the last five years of RT is set forth under the caption "Eleven-Year Summary of Selected Financial Data and Operating Results" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information called for by this Item 7 is set forth under the caption "Management's Discussion of Operations and Financial Condition" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of RT called for by this Item 8, together with the report thereon of the independent accountants dated February 18, 1998, are set forth under the captions "Report of Independent Accountants" and "Statement of Accounting and Financial Policies and Business Description" as well as in all consolidated financial statements and schedules of the Company and the "Notes to Consolidated Financial Statements" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein. The financial statement schedules listed under Item 14(a)2 of this Report on Form 10-K, together with the report thereon of the independent accountants dated February 18, 1998, should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Report on Form 10-K have been omitted because they are not applicable or because the information called for is shown in the consolidated financial statements or notes thereto.

  Consolidated quarterly sales, earnings and per share common stock information for 1996 and 1997 are set forth under the caption "Summary by Quarter" in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information called for by this Item 10 with respect to directors of RT will be set forth under the caption "Election of Directors" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein. The information called for with respect to executive officers of RT is included in Part I of this Report on Form 10-K under the caption "Executive Officers of Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information called for by this Item 11 will be set forth under the caption "Executive Compensation" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) The information called for by this Item 12 with respect to security ownership of more than five percent of RT's Class A and Class B common stock will be set forth under the caption "Additional Information Relating to Voting Securities" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 27, 1998, and is hereby incorporated by reference herein.

  (b) The information called for by this Item 12 with respect to the security ownership of directors and of management will be set forth under the caption "Security Ownership of Directors and Management" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information called for by this Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in RT's definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 27, 1998, and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) DOCUMENTS FILED AS A PART OF THIS REPORT.

    1. CONSOLIDATED FINANCIAL STATEMENTS OF RT. The consolidated financial statements listed below are set forth in Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein.

         Report of Independent Accountants dated February 18, 1998.

         Statement of Accounting and Financial Policies.

         Consolidated Statements of Income and Reinvested Earnings for the three years ended December 31, 1997.

         Consolidated Statement of Cash Flows for the three years ended December 31, 1997.

         Consolidated Balance Sheet at December 31, 1997 and 1996.

         Schedule to Consolidated Financial Statements: Long-Term Debt

         Notes to Consolidated Financial Statements.

    2.FINANCIAL STATEMENT SCHEDULES OF RT.

         Report of Independent Accountants on Financial Statement
         Schedules dated February 18, 1998. (Included on page 12 of this
         Report)

         Consent of Independent Accountants. (Included on page 12 of this Report.)

         For the years ended December 31, 1997, 1996 and 1995:

         Schedule I--Condensed Financial Information (Parent Company only). (Included on pages 13 to 15 inclusive in this Report.)

         Schedule II--Reserves. (Included on page 16 of this Report.)

    3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which is attached hereto, and incorporated by reference herein.

  (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by RT during the quarter ended December 31, 1997.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Ryerson Tull, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 18, 1998, appearing on page 7 of Exhibit 99, "Financial Information," (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
February 18, 1998

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 333-06977) and the Registration Statement on Form S-8 (No. 333-06989) of Ryerson Tull, Inc., of our report dated February 18, 1998, appearing on page 7 of Exhibit 99, "Financial Information," which is attached hereto, and is incorporated by reference herein. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.

                                          PRICE WATERHOUSE LLP

Chicago, Illinois
March 30, 1998

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                              STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                     1997     1996     1995
                                                     -----    -----    -----
Income:
  Intercompany interest income...................... $ 5.2    $ 0.4    $ --
  Equity in income of subsidiaries..................  81.2     73.8     86.5
                                                     -----    -----    -----
                                                      86.4     74.2     86.5
                                                     -----    -----    -----
Expenses:
  Interest and other expenses.......................  25.7     12.4      --
  Intercompany interest expense.....................   7.9      3.7      0.1
                                                     -----    -----    -----
                                                      33.6     16.1      0.1
                                                     -----    -----    -----
Income before income taxes..........................  52.8     58.1     86.4
Provision for income taxes..........................  10.0Cr.   5.2Cr.   2.1Cr.
                                                     -----    -----    -----
Net income.......................................... $62.8    $63.3    $88.5
                                                     =====    =====    =====

--------
Cr. = Credit

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

                                                         1997    1996     1995
                                                        ------  -------  ------
OPERATING ACTIVITIES
Net income............................................  $ 62.8  $  63.3  $ 88.5
Adjustments to reconcile net income to net cash
 provided from (used for) operating activities:
  Equity in undistributed earnings of subsidiaries....   (81.2)   (73.8)  (86.5)
  Deferred income taxes...............................    (4.6)     1.3    (0.1)
  Change in: Intercompany accounts....................     3.0     (4.6)    --
             Accounts payable.........................     0.1      0.3     --
             Accrued liabilities......................    (0.9)    11.0     --
  Other deferred items................................     1.7     (1.2)    --
                                                        ------  -------  ------
    Net adjustments...................................   (81.9)   (67.0)  (86.6)
                                                        ------  -------  ------
    Net cash provided from (used for) operating
     activities.......................................   (19.1)    (3.7)    1.9
                                                        ------  -------  ------
INVESTING ACTIVITIES
Net investments in subsidiaries.......................    (0.4)    (2.2)    --
Dividends received from subsidiaries..................     --      75.0     --
                                                        ------  -------  ------
    Net cash provided from (used for) investing
     activities.......................................    (0.4)    72.8     --
                                                        ------  -------  ------
FINANCING ACTIVITIES
Change in notes to and from related companies.........     7.6     69.2    (1.9)
Issuance of common stock..............................     --      77.1     --
Long-term debt issued.................................     --     242.8     --
Dividends paid........................................     --    (445.9)    --
                                                        ------  -------  ------
    Net cash provided from (used for) financing
     activities.......................................     7.6    (56.8)   (1.9)
                                                        ------  -------  ------
Net increase in cash and cash equivalents.............   (11.9)    12.3     --
Cash and cash equivalents--beginning of year..........    12.3      --      --
                                                        ------  -------  ------
Cash and cash equivalents--end of year................  $  0.4  $  12.3  $  --
                                                        ======  =======  ======

                               RYERSON TULL, INC.
                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEET
                         AT DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN MILLIONS)

                                                                 1997    1996
                                                                ------  ------
ASSETS
Current Assets
  Cash and cash equivalents.................................... $  0.4  $ 12.3
  Receivables from related companies:
    Notes......................................................   46.5     --
    Other......................................................    1.6     4.6
                                                                ------  ------
      Total current assets.....................................   48.5    16.9
Investment in subsidiary companies.............................  741.2   659.6
Deferred income taxes..........................................   12.7     8.1
Deferred charges and other assets..............................    7.0     8.4
                                                                ------  ------
      Total assets.............................................  809.4   693.0
                                                                ------  ------
LIABILITIES
Current Liabilities
  Accounts payable.............................................    0.4     0.3
  Notes payable to related companies...........................  121.4    67.3
  Accrued liabilities..........................................   10.1    11.0
                                                                ------  ------
      Total current liabilities................................  131.9    78.6
Long-term debt.................................................  250.0   250.0
                                                                ------  ------
      Total liabilities........................................  381.9   328.6
                                                                ------  ------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized--16,000,000;
 issued and outstanding--no shares for 1997 and 1996...........    --      --
Class A common stock, $1.00 par value; authorized--100,000,000 shares; issued and outstanding--5,283,762 shares for 1997 and
 5,277,127 shares for 1996.....................................    5.3     5.3
Class B common stock, $1.00 par value; authorized, issued and
 outstanding--34,000,000 shares................................   34.0    34.0
Capital in excess of par value.................................  304.5   304.5
Reinvested earnings............................................   85.2    22.4
Unearned restricted stock award compensation...................   (0.2)   (0.5)
Cumulative translation adjustment..............................   (1.3)   (1.3)
Treasury stock, at cost--common stock of 2,031 shares in 1997
 and no shares in 1996.........................................    --      --
                                                                ------  ------
      Total stockholders' equity...............................  427.5   364.4
                                                                ------  ------
      Total liabilities and stockholders' equity............... $809.4  $693.0
                                                                ======  ======

                  RYERSON TULL, INC. AND SUBSIDIARY COMPANIES
                             SCHEDULE II--RESERVES

  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (DOLLARS IN MILLIONS)

                                            PROVISIONS FOR ALLOWANCES
                                           CLAIMS AND DOUBTFUL ACCOUNTS
  YEARS                             --------------------------------------------
  ENDED                             BALANCE AT ADDITIONS DEDUCTIONS   BALANCE AT
DECEMBER                            BEGINNING   CHARGED     FROM        END OF
   31                                OF YEAR   TO INCOME  RESERVES       YEAR
--------                            ---------- --------- ----------   ----------
1997...............................    $6.0      $2.6      $(0.5)(A)     $8.1
1996...............................    $6.4      $0.6      $(1.0)(A)     $6.0
1995...............................    $6.3      $1.2      $(1.1)(A)     $6.4

--------
NOTES:

(A) Bad debts written off during year.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ryerson Tull, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RYERSON TULL, INC.
                                                      Neil S. Novich
                                         By:-----------------------------------
                                                      Neil S. Novich
                                              President and Chief Executive
                                                   Officer and Director
                                              (Principal Executive Officer)
Date: March 30, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ryerson Tull, Inc. and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                    DATE

      Robert J. Darnall              Chairman and               March 30, 1998
------------------------------         Director
      Robert J. Darnall

       Neil S. Novich             President and Chief           March 30, 1998
------------------------------     Executive Officer
        Neil S. Novich               and Director
                                 (Principal Executive
                                       Officer)

        Jay M. Gratz              Vice President and            March 30, 1998
------------------------------      Chief Financial
         Jay M. Gratz             Officer (Principal
                                  Financial Officer)

         Lily L. May                  Controller                March 30, 1998
------------------------------        (Principal
         Lily L. May              Accounting Officer)

       Richard G. Cline                Director

      James A. Henderson               Director


      Jerry K. Pearlman                Director
                                                          Charles B. Salowitz
                                                   By:

                                                      -------------------------
                                                         Charles B. Salowitz
      Donald S. Perkins                Director            Attorney-in-fact
                                                            March 30, 1998

      Jean-Pierre Rosso                Director

      Ronald L. Thompson               Director

                               INDEX TO EXHIBITS

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
  3.1      Restated Certificate of Incorporation of RT. (Filed as        --
           Exhibit 3.1 to RT's Registration Statement on Form S-1
           (File No. 333-3235), and incorporated by reference
           herein.)
  3.2      By-Laws of RT. (Filed as Exhibit 3.2 to RT's Quarterly        --
           Report on Form 10-Q for the quarter ended June 30,
           1996, and incorporated by reference herein.)
  4.1      Indenture, dated as of July 1, 1996, between RT and The       --
           Bank of New York. (Filed as Exhibit 4.1 to RT's Quar-
           terly Report on Form 10-Q for the quarter ended June
           30, 1996, and incorporated by reference herein.)
  4.2      Specimen of 8 1/2% Notes due July 15, 2001. (Filed as         --
           Exhibit 4.2 to RT's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996, and incorporated by
           reference herein.)
  4.3      Specimen of 9 1/8% Notes due July 15, 2006. (Filed as         --
           Exhibit 4.3 to RT's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996, and incorporated by
           reference herein.)
  4.4      Rights Agreement between RT and Harris Trust and Sav-         --
           ings Bank, as Rights Agent, dated as of June 10, 1996.
           (Filed as Exhibit 4.4 to RT's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996, and incorpo-
           rated by reference herein.)
  4.5      Form of Class A Common Stock Certificate. (Filed as Ex-       --
           hibit 4.5 to RT's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1996, and incorporated by refer-
           ence herein.)
           [The registrant hereby agrees to provide a copy of any        --
           other agreement relating to long- term debt at the re-
           quest of the Commission.]
 10.1      Registration Rights Agreement between RT and Inland           --
           Steel Industries, Inc., dated as of June 26, 1996.
           (Filed as Exhibit 10.1 to RT's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996, and incorpo-
           rated by reference herein.)
 10.2*     Change in Control Agreement, dated as of March 27,            --
           1996, between Inland Steel Industries, Inc. and Neil S.
           Novich. (Filed as Exhibit 10.6 to RT's Registration
           Statement on Form S-1 (File No. 333-3235), and incorpo-
           rated by reference herein.)
 10.3*     Employment Agreement between Inland Steel Industries,         --
           Inc. and Carl G. Lusted, dated June 27, 1990. (Filed as
           Exhibit 10.4 to RT's Registration Statement on Form S-1
           (File No. 333-3235), and incorporated by reference
           herein.)
 10.4*     Employment Agreement dated as of April 8, 1994, between       --
           Inland Steel Industries, Inc. and Neil Novich. (Filed
           as Exhibit 10.N.(8) to Inland Steel Industries, Inc.'s
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994, and incorporated by reference here-
           in.)
 10.5*     Copy of Assumption and Amendment Agreement, dated Janu-       --
           ary 22, 1997, by and among Inland Steel Industries,
           Inc., Ryerson Tull, Inc,. and Carl G. Lusted. (Filed as
           Exhibit 10.6 to RT's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1996, and incorporated
           by reference herein.)
 10.6*     Form of Change in Control Agreements, dated as of March       --
           27, 1996, between Inland Steel Industries, Inc. and the
           parties listed on the Schedule thereto. (Filed as Ex-
           hibit 10.5 to RT's Registration Statement on Form S-1
           (File No. 333-3235), and incorporated by reference
           herein.)

--------
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
 10.7*     Amended Schedule to Form of Change in Control Agreement       --
           referred to in Exhibit 10.6* above. (Filed as Exhibit
           10.T.(3)* to Inland Steel Industries, Inc.'s Annual Re-
           port on Form 10-K for the fiscal year ended December
           31, 1997, and incorporated by reference herein.)
 10.8*     Copy of form of Severance Agreement, dated January 28,        --
           1998, between Inland Steel Industries, Inc. and each of
           the four executive officers of Inland Steel Industries,
           Inc. identified on the exhibit relating to terms and
           conditions of termination of employment following a
           change in control of Inland Steel Industries, Inc.
           (Filed as Exhibit 10.R to Inland Steel Industries,
           Inc.'s Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997, and incorporated by reference
           herein.)
 10.9*     Amended listing of executive officers of the Company          --
           who are parties to the form of Inland Steel Industries,
           Inc. Severance Agreement, dated January 28, 1998, re-
           ferred to in Exhibit 10.8* above.......................
 10.10*    Form of Change in Control Agreements, dated as of June
           10, 1996, between RT and the parties listed on the
           Schedule thereto.......................................
 10.11*    Amended Schedule to Change in Control Agreement re-
           ferred to in Exhibit 10.10* above......................
 10.12*    Change in Control Agreement, dated as of June 10, 1996,       --
           between RT and Neil S. Novich. (Filed as Exhibit 10.8
           to RT's Registration Statement on Form S-1 (File No.
           333-3235), and incorporated by reference herein.
 10.13     Corporate Separation Agreement between RT and Inland          --
           Steel Industries, Inc., dated as of June 26, 1996.
           (Filed as Exhibit 10.12 to RT's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996, and in-
           corporated by reference herein.)
 10.14     Cross-License Agreement between RT and Inland Steel In-       --
           dustries, Inc., dated as of June 26, 1996. (Filed as
           Exhibit 10.13 to RT's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996, and incorporated by
           reference herein.)
 10.15     Tax Sharing Agreement between RT and Inland Steel In-         --
           dustries, Inc., dated as of June 26, 1996. (Filed as
           Exhibit 10.14 to RT's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1996, and incorporated by
           reference herein.)
 10.16     ESOP Guarantee Agreement between Joseph T. Ryerson &          --
           Son, Inc. and the Purchasers named therein, dated Au-
           gust 15, 1990. (Filed as Exhibit 10.15 to RT's Regis-
           tration Statement on Form S-1 (File No. 333-3235), and
           incorporated by reference herein.)
 10.17*    Inland Steel Industries, Inc. Non-Qualified Thrift            --
           Plan, as amended. (Filed as Exhibit 10.A to Inland
           Steel Industries, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1997, and incorpo-
           rated by reference herein.)
 10.18*    Inland Steel Industries, Inc. Supplemental Retirement         --
           Benefit Plan for Covered Employees, as amended. (Filed
           as Exhibit 10.B to Inland Steel Industries, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997, and incorporated by reference here-
           in.)

--------
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

  EXHIBIT                                                            SEQUENTIAL
  NUMBER                         DESCRIPTION                          PAGE NO.
  -------                        -----------                         ----------
 10.19*    Inland Steel Industries, Inc. Special Retirement Bene-        --
           fit Plan for Covered Employees, as amended. (Filed as
           Exhibit 10.C to Inland Steel Industries, Inc.'s Quar-
           terly Report on Form 10-Q for the quarter ended Septem-
           ber 30, 1997, and incorporated by reference herein.)
 10.20*    Inland 1995 Incentive Stock Plan, as amended (Filed as        --
           Exhibit 10.E to Inland Steel Industries, Inc.'s Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1997, and incorporated by reference herein.)
 10.21*    Inland 1988 Incentive Stock Plan. (Filed as Exhibit           --
           10.B to Inland Steel Industries, Inc.'s Quarterly Re-
           port on Form 10-Q for the quarter ended June 30, 1995,
           and incorporated by reference herein.)
 10.22*    Inland 1992 Incentive Stock Plan, as amended. (Filed as       --
           Exhibit 10.C to Inland Steel Industries, Inc.'s Quar-
           terly Report on Form 10-Q for the quarter ended June
           30, 1995, and incorporated by reference herein.)
 10.23*    Inland Steel Industries, Inc.'s Annual Incentive Plan,        --
           as amended. (Filed as Exhibit 10.A to Inland Steel In-
           dustries, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1995, and incorporated by
           reference herein.)
 10.24*    Inland Steel Industries, Inc. Special Achievement Award       --
           Plan. (Filed as Exhibit 10.I to Inland Steel Indus-
           tries, Inc.'s Annual Report on Form 10-K for the fiscal
           year ended December 31, 1987, and incorporated by ref-
           erence herein.)
 10.25*    Inland Steel Industries, Inc. Deferred Compensation           --
           Plan for Certain Employees, as amended. (Filed as Ex-
           hibit 10.J to Inland Steel Industries, Inc.'s Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1994, and incorporated by reference herein.)
 10.26*    Ryerson Tull, Inc.'s Annual Performance Improvement In-       --
           centive Plan. (Filed as Exhibit 10.2 to RT's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997, and incorporated by reference herein.)
 10.27*    Ryerson Tull Directors' Compensation Plan. (Filed as          --
           Exhibit 10.S.(1) to Inland Steel Industries, Inc.'s An-
           nual Report on Form 10-K for the fiscal year ended De-
           cember 31, 1997, and incorporated by reference herein.)
 10.28*    Ryerson Tull, Inc. Supplemental Retirement Plan for           --
           Covered Employees, as amended September 24, 1997.
           (Filed as Exhibit 10.1 to RT's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1997, and in-
           corporated by reference herein.)
 10.29*    Ryerson Tull 1996 Incentive Stock Plan, as amended            --
           (Filed as Exhibit 10.D to Inland Steel Industries,
           Inc.'s Annual Report on Form 10-K for the fiscal year
           ended December 31, 1997, and incorporated by reference
           herein.)
 10.30*    Ryerson Tull Nonqualified Savings Plan. (Filed as Ex-         --
           hibit 10.S.(2) to Inland Steel Industries, Inc.'s An-
           nual Report on Form 10-K for the fiscal year ended De-
           cember 31, 1997, and incorporated by reference herein.)
 12        Statement re: Computation of Ratio of Earnings to Fixed       --
           Charges (Filed as Amendment No 2 to RT's Registration
           Statement on Form S-1 (File No. 333-3235), and incorpo-
           rated by reference herein.)
 21        Subsidiaries of the Registrant.........................
 23        Consent of Independent Accountants appearing on page 12       --
           of this Annual Report on Form 10-K.
 24        Powers of Attorney.....................................
 27        Financial Data Schedules...............................
 99        Financial Information to be included in the Annual Re-
           port to Shareholders for 1997..........................

--------
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.