Form 10-Q
period 1998-03-31
RYERSON TULL INC
filed 1998-05-13
CIK 1013595

                                                           First  Quarter - 1998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                           -------------------------

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1998

                                      or

           [  ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from            to
                                           ----------    ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,326,732 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of May 4, 1998.

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


                                    Dollars in Millions (except per share data)
                                   ---------------------------------------------
                                                 Three Months Ended
                                                      March  31
                                                -------------------
                                                  1998       1997
                                                --------   --------
NET SALES                                        $734.8     $660.7

  Cost of materials sold                          570.8      510.4
                                                 ------     ------

GROSS PROFIT                                      164.0      150.3

  Operating expenses                              118.2      111.0
  Depreciation and amortization                     8.0        6.3
  Gain on sale of assets                             --       (2.0)
                                                 ------     ------

OPERATING PROFIT                                   37.8       35.0

General corporate and other expense,
  net of income items                               2.0        0.9
Interest and other expense on debt                  8.6        7.2
                                                 ------     ------

INCOME BEFORE INCOME TAXES                         27.2       26.9

PROVISION FOR INCOME TAXES                         11.2       10.3
                                                 ------     ------

NET INCOME                                       $ 16.0     $ 16.6
                                                 ======     ======
EARNINGS PER SHARE
  OF COMMON STOCK - BASIC
  AND DILUTED (Note 4)                           $ 0.41     $ 0.42
                                                 ======     ======

OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)                   812.1      708.8

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)

================================================================================

                                                          Dollars in Millions
                                                          --------------------
                                                           Three Months Ended
                                                                March  31
                                                          --------------------
                                                            1998       1997
                                                          --------    --------
OPERATING ACTIVITIES
  Net income                                                $ 16.0      $ 16.6
                                                            ------      ------
Adjustments to reconcile net income to net
    cash used for operating activities:
    Depreciation and amortization                              8.0         6.3
    Gain on sale of assets                                       -        (2.4)
    Deferred employee benefit cost                             1.0         1.2
    Deferred income taxes                                       .4         1.2
    Change in assets and liabilities, excluding
     effects of acquisitions:
            Receivables                                      (47.7)      (40.1)
            Inventories                                      (28.1)      (34.8)
            Other assets                                        .2        (0.5)
            Accounts payable                                  18.7        53.4
            Payables to related companies                     (9.0)        9.2
            Accrued liabilities                              (13.6)      (17.6)
  Other deferred items                                          .2        (0.4)
                                                            ------      ------
    Net adjustments                                          (69.9)      (24.5)
                                                            ------      ------

    Net cash used for operating activities                   (53.9)       (7.9)
                                                            ------      ------
INVESTING ACTIVITIES
  Acquisitions (Note 2)                                          -      (130.2)
  Capital expenditures                                        (7.7)       (6.9)
  Proceeds from sales of assets                                0.1         4.1
                                                            ------      ------

    Net cash used for investing activities                    (7.6)     (133.0)
                                                            ------      ------

FINANCING ACTIVITIES
  Debt retirement                                             (0.1)       (0.4)
  Reduction of debt assumed in acquisition                       -       (22.6)
  Borrowing from related company, net                         61.6       132.0
  Short-term borrowing under bank credit
    facility, net                                                -         8.0
                                                            ------      ------

  Net cash provided from financing activities                 61.5       117.0
                                                            ------      ------

Net decrease in cash and cash equivalents                        -       (23.9)
Cash and cash equivalents - beginning of year                    -        23.9
                                                            ------      ------
Cash and cash equivalents - end of period                   $    -      $    -
                                                            ======      ======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                $ 13.4      $ 12.9
    Income taxes, net                                         10.9        10.4

  Debt assumed in acquisition                                    -        22.6

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                     Consolidated Balance Sheet (Unaudited)

=========================================================================================
                                                              Dollars in Millions
                                                 ----------------------------------------
ASSETS                                             March  31, 1998    December 31, 1997
------                                           -------------------  -------------------
                                                    (unaudited)
  CURRENT ASSETS
     Cash and cash equivalents                              $      -             $      -
     Receivables                                               345.4                297.7
     Inventories - principally at LIFO                         453.8                425.7
     Deferred income taxes                                       5.1                  5.6
                                                            --------             --------

          Total current assets                                 804.3                729.0

  INVESTMENTS AND ADVANCES                                      20.4                 20.7

  PROPERTY, PLANT AND EQUIPMENT
     Valued on basis of cost                    $550.8                $  543.3
     Less: accumulated depreciation              265.0         285.8     258.3      285.0
                                                ------                --------

  DEFERRED INCOME TAXES                                         35.9                 35.8

  PREPAID PENSION COSTS                                         14.6                 14.9

  EXCESS OF COST OVER NET ASSETS ACQUIRED                       81.2                 82.3

  OTHER ASSETS                                                   9.4                  9.6
                                                            --------             --------

          Total Assets                                      $1,251.6             $1,177.3
                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
     Accounts payable                                       $  168.5             $  149.8
     Note payable to related company                           183.0                121.4
     Payables to related companies - trade and other            16.3                 25.3
     Accrued liabilities                                        29.6                 43.2
     Long-term debt due within one year                          6.2                  6.3
                                                            --------             --------

          Total current liabilities                            403.6                346.0

  LONG-TERM DEBT                                               257.0                257.0

  DEFERRED EMPLOYEE BENEFITS AND OTHER                         147.5                146.8
                                                            --------             --------

          Total liabilities                                    808.1                749.8

  STOCKHOLDERS' EQUITY (Schedule A)                            443.5                427.5
                                                            --------             --------

          Total Liabilities and Stockholders' Equity        $1,251.6             $1,177.3
                                                            ========             ========

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1/FINANCIAL STATEMENTS

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE 2/ACQUISITIONS

During the first quarter of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc., and the assets of Cardinal Metals, Inc. for an aggregate of $130.2 million in cash plus assumption of debt. The acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 had these acquisitions occurred at the beginning of the year is not material.

NOTE 3/RELATED PARTY TRANSACTIONS

The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $1.8 million and $1.4 million by Industries for the first three months of 1998 and 1997, respectively, for management, financial and legal services provided to the Company.

On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of March 31, 1998, $183.0 million of borrowing was outstanding under this facility.

The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:


                                       Dollars in Millions
                                     -----------------------
                                          Three Months
                                         Ended March 31
                                     -----------------------

                                      1998             1997
                                     ------           ------
Net Product Sales                    $ 2.4            $ 3.2
Net Product Purchases                 49.8             59.1



NOTE 4/EARNINGS PER SHARE

For the first three months of 1998, 39.3 million shares were used in the calculation of basic earnings per share, while 39.4 million shares were used in the calculation of diluted earnings per share. For the first quarter of 1997,
39.3 million shares were used in the calculation of basic and diluted earnings per share.

Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations - Comparison of First Quarter 1998 to First Quarter 1997
------------------------------------------------------------------------------

     The Company reported consolidated net income of $16.0 million, or $.41 per common share, in the first quarter of 1998 as compared with $16.6 million, or $.42 per common share, in the year-ago quarter. First quarter 1997 earnings benefited from a $2 million pre-tax gain (three cents per common share) on the sale of the Company's property in Jersey City, New Jersey. Quarter-to-quarter earnings were positively impacted by increased tonnage volumes and reduced expenses per ton, and unfavorably affected by lower selling prices, which pressured gross margins, and a 19% increase in interest expense due to an increase in borrowings.

     Included in the 1998 first quarter is a full quarter of net sales for Thypin Steel Co., Inc., Cardinal Metals, Inc., and Omni Metals, Inc., which were acquired by the Company during 1997. First quarter 1998 consolidated net sales of $734.8 million were 11% higher than the comparable year-earlier quarter. Volume increased 15% to 812,000 tons from 709,000 tons, as a result of market share gains in large part due to the 1997 acquisitions, as well as increased service center industry shipment levels. Average selling price declined 3% to $905 per ton from $932 per ton a year ago.

     Gross profit per ton decreased to $202 from $212 in the year-ago quarter due to continued pressure from declining industrywide metals prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $155 per ton from $165 per ton in the first quarter of 1997.

     Operating profit of $37.8 million was 15% higher than the $33.0 million operating profit recorded in the year-ago quarter excluding the one-time gain on the sale of the Jersey City property.

Liquidity and Financing
-----------------------

     As part of the recapitalization that took place in 1996, the Company issued $250 million of long term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. During the third quarter of 1997, the Company extended its $250 million credit facility to September 5, 2002, while reducing both the commitment fee and interest rate related to the facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at March 31, 1998, up to $84 million of common dividends could have been paid.

     In order to provide additional borrowing flexibility, the Company established a five-year $250 million uncommitted line of credit with its parent, Inland Steel Industries, Inc.

("Industries") on March 27, 1997, which was amended on September 5, 1997. Interest under this credit line is at market rates. Under terms of the agreement, Industries may, at its sole option, demand repayment of any or all amounts outstanding at any time.

     At March 31, 1998, the Company had outstanding borrowing under the Industries line of credit of $183.0 million. On a combined basis, the Company had committed and uncommitted lines of credit of $317.0 million unused as of March 31, 1998. However, there can be no assurance that Industires will continue to make the $250 million credit line available to the company in the future. Additionally, a covenant contained in the bank credit facility restricts the amount of additional debt, including additional borrowings under the credit lines that the Company can incur, to $79 million as of March 31, 1998.

Recent Developments
-------------------

     On March 17, 1998, Industries announced it had signed a binding letter agreement with Ispat International N.V. ("Ispat") whereby Ispat will acquire Inland Steel Company ("ISC"). Following the sale, Industries' primary business will be metals distribution, presently conducted by the Company. Industries is currently considering a plan to combine with the Company into one entity subsequent to the closing of the sale. The sale is subject to a definitive agreement, antitrust clearance, and other closing conditions, and the need to give the United Steelworkers of America ("USWA") the opportunity to make an offer to purchase ISC. In early May, Industries was informed that the USWA had decided not to pursue its right to submit an offer for ISC.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed in the "Exhibit Index," which is attached hereto and incorporated by reference herein.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RYERSON TULL, INC.


                                        By   Lily L. May
                                             ----------------------------
                                             Lily L. May
                                             Controller and
                                             Principal Accounting Officer


Date:   May 11, 1998

                                                           Part I -- Schedule A

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDERS' EQUITY
===============================================================================

                                                                      Dollars in Millions
                                                            -------------------------------------
                                                            March 31, 1998      December 31, 1997
                                                            --------------      -----------------
                                                              (unaudited)
STOCKHOLDERS' EQUITY
--------------------
  Series A common stock ($1 par value)
    - 5,285,348 shares and 5,283,762 shares issued
      as of March 31, 1998 and                                       $  5.3                $  5.3
      December 31, 1997,  respectively

  Series B common stock ($1 par value)
    - 34,000,000 shares issued and outstanding
      as of March 31, 1998 and December 31, 1997                       34.0                  34.0

  Capital in excess of par value                                      304.6                 304.6

  Retained earnings
    Balance beginning of year                              $85.2                 $22.4

    Net income                                              16.0      101.2       62.8       85.2
                                                           -----                 -----
    Cumulative translation adjustment                                  (1.3)                 (1.3)

    Restricted stock awards                                            (0.3)                 (0.3)

    Treasury stock, at cost
    - 1,667 shares as of March 31, 1998 and
      2,031 as of December 31, 1997                                       -                     -
                                                                     ------                ------
        Total Stockholders' Equity                                   $443.5                $427.5
                                                                     ======                ======

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                                Sequential
Number                                   Description                                    Page No.
-------                                  -----------                                   ----------
3.1      Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1         -
         to the Company's Registration Statement on Form S-1 (File No. 333-
         3235), and incorporated by reference herein.)

3.2      By-Laws of the Company.  (Filed as Exhibit 3.2 to the Company's                    -
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein.)

27       Financial Data Schedule.....................................................

                                      -i-