Form 10-Q
period 1998-06-30
RYERSON TULL INC
filed 1998-08-14
CIK 1013595

                                                          Second  Quarter - 1998



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM   10-Q
                           -------------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                       For the period ended June 30, 1998

                                       or

           [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,346,495 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of August 7, 1998.

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                  Consolidated Statement of Income (Unaudited)
================================================================================

                                    Dollars in Millions (except per share data)
                                    -------------------------------------------
                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                    ------------------     --------------------
                                     1998        1997        1998        1997
                                    ------      ------     --------    --------
NET SALES                           $715.2      $730.0     $1,450.0    $1,390.7

  Cost of materials sold             553.6       569.9      1,124.4     1,080.3
                                    ------      ------     --------    --------

GROSS PROFIT                         161.6       160.1        325.6       310.4

  Operating expenses                 116.0       117.7        234.2       228.7
  Depreciation and amortization        7.9         7.0         15.9        13.3
  Gain on sale of assets               --          6.9          --          8.9
                                    ------      ------     --------    --------

OPERATING PROFIT                      37.7        42.3         75.5        77.3

General corporate and other
 expense, net of income items          2.2         2.0          4.2         3.0
Interest and other expense on debt     8.8         8.4         17.4        15.6
                                    ------      ------     --------    --------

INCOME BEFORE INCOME TAXES            26.7        31.9         53.9        58.7

PROVISION FOR INCOME TAXES            11.1        12.8         22.3        23.1
                                    ------      ------     --------    --------

NET INCOME                          $ 15.6      $ 19.1     $   31.6    $   35.6
                                    ======      ======     --------    ========
EARNINGS PER SHARE OF
 COMMON STOCK - BASIC AND DILUTED   $ 0.40      $ 0.49     $   0.80    $   0.91
                                    ======      ======     ========    ========

AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING (millions)
    Basic                             39.3        39.3         39.3        39.3
    Diluted                           39.6        39.3         39.5        39.3

OPERATING DATA
--------------
  SHIPMENTS (Tons in Thousands)      797.4       780.8      1,609.5     1,489.3

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)
================================================================================

                                                         Dollars in Millions
                                                        ---------------------
                                                           Six Months Ended
                                                               June 30
                                                        ---------------------
                                                         1998          1997
                                                        ------        -------
OPERATING ACTIVITIES
    Net income                                          $ 31.6        $  35.6
                                                        ------        -------
Adjustments to reconcile net income to net
  cash provided from (used for) operating activities:
    Depreciation and amortization                         15.9           13.3
    Gain on sale of assets                                   -           (8.9)
    Deferred employee benefit cost                         2.0            2.2
    Deferred income taxes                                 (1.6)           0.2
    Change in assets and liabilities, excluding effects
      of acquisitions:
        Receivables                                      (35.1)         (46.5)
        Inventories                                      (57.0)         (32.1)
        Other assets                                      (0.1)           4.8
        Accounts payable                                   4.5           51.8
        Payables to related companies                     (3.6)          (0.2)
        Accrued liabilities                               (7.5)         (12.0)
    Other deferred items                                   0.5           (5.6)
                                                        ------        -------
    Net adjustments                                      (82.0)         (33.0)
                                                        ------        -------
    Net cash provided from (used for) operating
      activities                                         (50.4)           2.6
                                                        ------        -------
INVESTING ACTIVITIES
  Acquisitions (Note 2)                                      -         (130.4)
  Capital expenditures                                   (15.0)         (15.7)
  Investments in and advances to joint ventures, net         -           (0.4)
  Proceeds from sales of assets                            0.3           16.7
                                                        ------        -------

    Net cash used for investing activities               (14.7)        (129.8)
                                                        ------        -------

FINANCING ACTIVITIES
  Debt retirement                                         (0.2)          (0.6)
  Reduction of debt assumed in acquisition                   -          (22.6)
  Borrowing from related company, net                     65.3          126.5
                                                        ------        -------

    Net cash provided from financing activities           65.1          103.3
                                                        ------        -------

Net decrease in cash and cash equivalents                    -          (23.9)
Cash and cash equivalents - beginning of year                -           23.9
                                                        ------        -------
Cash and cash equivalents - end of period               $    -        $     -
                                                        ======        =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                           $ 16.5        $  14.8
    Income taxes, net                                    23.3           25.0

  Debt assumed in acquisition                               -           22.6

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                     Consolidated Balance Sheet (Unaudited)
================================================================================

                                                  Dollars in Millions
                                       ----------------------------------------
ASSETS                                   June 30, 1998       December 31, 1997
------                                 ------------------    ------------------
                                          (unaudited)
  CURRENT ASSETS
    Cash and cash equivalents                    $      -              $      -
    Receivables                                     332.8                 297.7
    Inventories - principally at LIFO               482.8                 425.7
    Deferred income taxes                             5.0                   5.6
                                                 --------              --------

        Total current assets                        820.6                 729.0

  INVESTMENTS AND ADVANCES                           20.4                  20.7

  PROPERTY, PLANT AND EQUIPMENT
    Valued on basis of cost            $557.8                $543.3
    Less:  accumulated depreciation     271.4       286.4     258.3       285.0
                                       ------                ------

  DEFERRED INCOME TAXES                              38.0                  35.8

  PREPAID PENSION COSTS                              13.8                  14.9

  EXCESS OF COST OVER NET ASSETS
   ACQUIRED                                          80.2                  82.3

  OTHER ASSETS                                        9.7                   9.6
                                                 --------              --------

        Total Assets                             $1,269.1              $1,177.3
                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES
    Accounts payable                             $  154.3              $  149.8
    Note payable to related company                 186.6                 121.4
    Payables to related companies -
     trade and other                                 21.7                  25.3
    Accrued liabilities                              35.8                  43.2
    Long-term debt due within one year                6.1                   6.3
                                                 --------              --------

      Total current liabilities                     404.5                 346.0

  LONG-TERM DEBT                                    257.0                 257.0

  DEFERRED EMPLOYEE BENEFITS AND OTHER              147.8                 146.8
                                                 --------              --------

        Total liabilities                           809.3                 749.8

  STOCKHOLDERS' EQUITY (Schedule A)                 459.8                 427.5
                                                 --------              --------

        Total Liabilities and
         Stockholders' Equity                    $1,269.1              $1,177.3
                                                 ========              ========

                 See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

NOTE 1/FINANCIAL STATEMENTS

    Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2/ACQUISITIONS

    During the first quarter of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc., and the assets of Cardinal Metals, Inc. for an aggregate of $130.4 million in cash plus assumption of debt. The acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 had these acquisitions occurred at the beginning of the year is not material.

NOTE 3/RELATED PARTY TRANSACTIONS

    The Company has agreed to procedures established by Inland Steel
Industries, Inc. ("Industries") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $3.6 million and $2.9 million by Industries for the first six months of 1998 and 1997, respectively, for management, financial and legal services provided to the Company.

     On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of June 30, 1998, $186.6 million of borrowing was outstanding under this facility.

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:

                                            Dollars in Millions
                                 ---------------------------------------
                                   Three Months           Six Months
                                   Ended June 30         Ended June 30
                                 ----------------      -----------------
                                 1998       1997       1998        1997
                                 -----      -----      -----      ------
Net Product Sales                $ 2.5      $ 2.6      $ 4.9      $  5.8
Net Product Purchases             47.6       52.7       97.4       111.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Comparison of Second Quarter 1998 to Second Quarter 1997
--------------------------------------------------------------------------------

     The Company reported consolidated net income of $15.6 million, or $.40 per common share, in the second quarter of 1998 as compared with $19.1 million, or $.49 per common share, in the year-ago quarter. Second quarter 1997 earnings benefited from a $6.9 million pretax gain (eleven cents per common share) on the sale of the Company's property in Boston. Quarter-to-quarter earnings were positively impacted by increased tonnage volumes and reduced expenses per ton, and unfavorably affected by lower selling prices, which pressured gross margins, and a 6% increase in interest expense due to an increase in borrowing.

     Second quarter 1998 consolidated net sales of $715.2 million were 2% lower than the comparable year-earlier quarter. Volume increased 2% to 797,000 tons from 780,000 tons. Average selling price declined 4% to $897 per ton from $935 per ton a year ago.

      Gross profit per ton decreased to $203 from $205 in the year-ago quarter due to continued pressure from declining industrywide metals prices. Expenses, defined as operating expenses, depreciation and amortization, were reduced to $156 per ton from $160 per ton in the second quarter of 1997.

     Operating profit of $37.7 million was 7% higher than the $35.4 million operating profit recorded in the year-ago quarter excluding the one-time gain on the sale of the Boston property.

Comparison of First Six Months of 1998 to First Six Months of 1997
------------------------------------------------------------------

     For the first six months of 1998, the Company reported net income of $31.6 million, or $.80 per common share, compared to $35.6 million or $.91 per common share for the same period a year ago. Earnings for the first six months of 1997 benefited from a $8.9 million pretax gain (fourteen cents per common share) on the sale of the Company's property in Boston and Jersey City.

     Net sales of $1.45 billion were up 4% from the year-ago level in large part due to the inclusion of a full six months of net sales from acquisitions made by the Company during 1997.

     Operating profit increased 10% to $75.5 million in the first six months of 1998 from $68.4 million recorded in the same period a year ago excluding the one-time gain on the sale of the Boston and Jersey City properties.

Liquidity and Financing
-----------------------

     As part of the recapitalization that took place in 1996, the Company issued $250 million of long term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. During the third quarter of 1997, the Company extended its $250 million credit facility to September 5, 2002, while reducing both the commitment fee and interest rate related to the facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at June 30, 1998, up to $92 million of common dividends could have been paid.

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

     At June 30, 1998, the Company had outstanding borrowing under the Industries line of credit of $186.6 million. On a combined basis, the Company had committed and uncommitted lines of credit of $313.4 million unused as of June 30, 1998. However, there can be no assurance that Industries will continue to make the $250 million credit line available to the company in the future. Additionally, a covenant contained in the bank credit facility restricts the amount of additional debt, including additional borrowings under the credit lines that the Company can incur, to $100 million as of June 30, 1998.

Recent Developments
-------------------

     On July 16, 1998, Industries announced that Ispat International N.V. had acquired the Inland Steel Company. As part of the closing conditions, the Company has agreed to provide the Pension Benefit Guaranty Corporation with a five year guaranty in the amount of $50 million. Following the sale, Industries' primary business is metals distribution, presently conducted by the Company. Industries currently intends to combine with the Company into one entity.

                          Part II.  OTHER INFORMATION
                          ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders


  (a) A meeting of stockholders was held on May 27, 1998 and was an annual meeting.

  (b)    No answer is required.

  (c) The election of three nominees for director of the Company was voted upon at the meeting. The number of affirmative votes and the number of votes withheld with respect to such approval is as follows:

         Nominee                    Affirmative Votes  Votes Withheld
         -------                    -----------------  --------------
         Richard G. Cline                 141,046,043           7,125
         James A. Henderson               141,046,013           7,155
         Neil S.Novich                    141,051,968           1,200

         The results of the voting for the election of Price Waterhouse LLP to audit the accounts of the Company and its subsidiaries for 1998 are as follows:

         For                                  Against         Abstain
         ---                                  -------         -------
         141,051,175                            1,150                843

        There were no matters voted upon at the meeting to which broker non-votes applied.

  (d)   Not applicable.


Item 5.  Other Information.

  Proposals of stockholders must be received in writing by the Secretary of the Company no later than December 18, 1998 and must comply with the requirements of the Securities and Exchange Commission in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to the Annual Meeting of Stockholders to be held in 1999. In order for a candidate recommended by a stockholder to be considered by the Nominating and Governance Committee as a nominee for election at the 1999 Annual Meeting, the name of the candidate and a written description of his or her qualifications must be received by the Corporate Secretary of the Company prior to January 1, 1999. Stockholders who intend to nominate persons for election as directors at annual meetings, and proposals not included in a proxy statement for an annual meeting, must comply with the advance notice procedures set forth in the By-laws of the Company in order to be properly brought before that annual meeting of stockholders. These advance notice procedures require that, if the Company provides less than 105 days' notice or prior public disclosure to stockholders of the date of the annual meeting, such stockholder's notice must be delivered to or received by the Company prior to February 26, 1999; otherwise, such stockholder's notice must be delivered to or mailed and received at the Company's principal executive offices not less than 90 days prior to the meeting.


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits. The exhibits required to be filed by Item 601 Regulation S-K are listed in the Exhibit Index which is attached hereto and incorporated by reference herein.

  (b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the second quarter of 1998.

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



Date:   August 12, 1998

                                                            Part I -- Schedule A


                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDERS' EQUITY
================================================================================

                                                  Dollars in Millions
                                       ----------------------------------------
                                         June 30, 1998       December 31, 1997
                                       ------------------    ------------------
                                          (unaudited)
STOCKHOLDERS' EQUITY
--------------------

  Series A common stock ($1 par value)
    -  5,344,995 shares and 5,283,762
       shares issued as of June 30,
       1998 and December 31, 1997,
       respectively                                $  5.3                $  5.3

  Series B common stock ($1 par value)
    -  34,000,000 shares issued and
       outstanding as of June 30, 1998
       and December 31, 1997                         34.0                  34.0

  Capital in excess of par value                    305.6                 304.6

  Retained earnings
    Balance beginning of year           $85.2                 $22.4

    Net income                           31.6       116.8      62.8        85.2
                                        -----                 -----

    Cumulative translation adjustment                (1.3)                 (1.3)

    Restricted stock awards                          (0.6)                 (0.3)

    Treasury stock, at cost
    - 1,534 shares as of June 30, 1998
      and 2,031 as of December 31, 1997                 -                     -
                                                   ------                ------

       Total Stockholders' Equity                  $459.8                $427.5
                                                   ======                ======