Form 10-Q
period 1998-09-30
RYERSON TULL INC
filed 1998-11-16
CIK 1013595

                                                            Third Quarter - 1998



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM   10-Q

                              -------------------


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                              -------------------

                         Commission file number 1-11767

                I.R.S. Employer Identification Number 36-3431962


                               RYERSON TULL, INC.

                            (a Delaware Corporation)

                              2621 West 15th Place
                            Chicago, Illinois 60608
                           Telephone: (773) 762-2121


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,345,745 shares of the Company's Class A Common Stock and 34,000,000 shares of the Company's Class B Common Stock (each $1.00 par value per share) were outstanding as of November 9, 1998.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1.  Financial Statements
                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                  Consolidated Statement of Income (Unaudited)

=========================================================================================

                                            Dollars in Millions (except per share data)
                                           ----------------------------------------------
                                           Three Months Ended        Nine Months Ended
                                              September 30              September 30
                                           ------------------      ----------------------
                                            1998        1997         1998          1997
                                           ------      ------      --------      --------

NET SALES                                  $678.8      $715.8      $2,128.8      $2,106.4

  Cost of materials sold                    532.2       562.8       1,656.6       1,643.1
                                           ------      ------      --------      --------

GROSS PROFIT                                146.6       153.0         472.2         463.3

  Operating expenses                        118.5       115.9         352.7         344.6
  Depreciation and amortization               8.0         7.1          23.9          20.4
  Gain on sale of assets                      --          --            --            8.9
                                           ------      ------      --------      --------

OPERATING PROFIT                             20.1        30.0          95.6         107.2

General corporate and other expense,
  net of income items                         2.1         2.0           6.3           5.1
Interest and other expense on debt            9.1         8.7          26.5          24.1
                                           ------      ------      --------      --------

INCOME BEFORE INCOME TAXES                    8.9        19.3          62.8          78.0

PROVISION FOR INCOME TAXES                    4.2         7.9          26.5          31.0
                                           ------      ------      --------      --------

NET INCOME                                 $  4.7      $ 11.4      $   36.3      $   47.0
                                           ======      ======      ========      ========
EARNINGS PER SHARE OF
  COMMON STOCK - BASIC
  AND DILUTED                              $ 0.12      $ 0.29      $   0.92      $   1.20
                                           ======      ======      ========      ========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING (millions)
     Basic                                   39.3        39.3          39.3          39.3
     Diluted                                 39.5        39.3          39.5          39.3

OPERATING DATA
--------------

  SHIPMENTS (Tons in Thousands)             772.3       781.1       2,381.8       2,270.3

                 See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

               Consolidated Statement of Cash Flows (Unaudited)

=============================================================================================
                                                                         Dollars in Millions
                                                                        --------------------
                                                                          Nine Months Ended
                                                                            September  30
                                                                        --------------------
                                                                         1998          1997
                                                                        ------       -------
OPERATING ACTIVITIES
    Net income                                                          $ 36.3       $  47.0
                                                                        ------       -------
Adjustments to reconcile net income to net
    cash provided from (used for) operating activities:
    Depreciation and amortization                                         23.9          20.4
    Gain on sale of assets                                                 -            (8.9)
    Deferred employee benefit cost                                        (3.0)         (3.5)
    Deferred income taxes                                                  0.6          (0.4)
    Change in assets and liabilities, excluding effects of acquisitions:
        Receivables                                                      (28.3)        (55.4)
        Inventories                                                      (65.6)        (35.2)
        Other assets                                                      (0.9)          4.6
        Accounts payable                                                  23.5          54.6
        Payables to related companies                                    (13.0)          0.2
        Accrued liabilities                                               (9.8)        (16.8)
    Other deferred items                                                  (0.2)         (6.4)
                                                                        ------       -------
    Net adjustments                                                      (72.8)        (46.8)
                                                                        ------       -------

    Net cash provided from (used for) operating activities               (36.5)          0.2
                                                                        ------       -------
INVESTING ACTIVITIES
  Acquisitions (Note 2)                                                    -          (139.5)
  Capital expenditures                                                   (22.5)        (25.8)
  Investments in and advances to joint ventures, net                       -            (0.4)
  Proceeds from sales of assets                                            0.6          17.2
                                                                        ------       -------

    Net cash used for investing activities                               (21.9)       (148.5)
                                                                        ------       -------
FINANCING ACTIVITIES
  Debt retirement                                                         (6.2)         (2.0)
  Reduction of debt assumed in acquisition                                 -           (25.3)
  Borrowing from related company, net                                     64.6         151.7
                                                                        ------       -------

    Net cash provided from financing activities                           58.4         124.4
                                                                        ------       -------

Net decrease in cash and cash equivalents                                  -           (23.9)
Cash and cash equivalents - beginning of year                              -            23.9
                                                                        ------       -------
Cash and cash equivalents - end of period                               $  -         $   -
                                                                        ======       =======
SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
    Interest                                                            $ 30.6       $  28.5
    Income taxes, net                                                     21.2          32.4

  Debt assumed in acquisition                                              -            25.3

                See notes to consolidated financial statements

                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                    Consolidated Balance Sheet (Unaudited)

================================================================================

                                                                   Dollars in Millions
                                                      ----------------------------------------------
ASSETS                                                September 30, 1998           December 31, 1997
------                                                ------------------           -----------------
                                                         (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                                    $      -                    $      -
   Receivables                                                     326.0                       297.7
   Inventories - principally at LIFO                               491.3                       425.7
   Deferred income taxes                                             4.7                         5.6
                                                                --------                    --------

      Total current assets                                         822.0                       729.0

 INVESTMENTS AND ADVANCES                                           21.1                        20.7

 PROPERTY, PLANT AND EQUIPMENT
   Valued on basis of cost                            $563.1                       $543.3
   Less:  accumulated depreciation                     276.6       286.5            258.3      285.0
                                                     -------                       ------

 DEFERRED INCOME TAXES                                              36.1                        35.8

 PREPAID PENSION COSTS                                              19.2                        14.9

 EXCESS OF COST OVER NET ASSETS ACQUIRED                            79.3                        82.3

 OTHER ASSETS                                                       10.5                         9.6
                                                                --------                    --------

      Total Assets                                              $1,274.7                    $1,177.3
                                                                ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 CURRENT LIABILITIES
   Accounts payable                                             $  173.3                    $  149.8
   Note payable to related company                                 186.0                       121.4
   Payables to related companies - trade and other                  12.3                        25.3
   Accrued liabilities                                              33.4                        43.2
   Long-term debt due within one year                                  -                         6.3
                                                                --------                    --------

      Total current liabilities                                    405.0                       346.0

 LONG-TERM DEBT                                                    257.0                       257.0

 DEFERRED EMPLOYEE BENEFITS AND OTHER                              148.1                       146.8
                                                                --------                    --------

      Total liabilities                                            810.1                       749.8

 STOCKHOLDERS' EQUITY (Schedule A)                                 464.6                       427.5
                                                                --------                    --------

      Total Liabilities and Stockholders' Equity                $1,274.7                    $1,177.3
                                                                ========                    ========

                See notes to consolidated financial statements

                               RYERSON TULL, INC.
                            AND SUBSIDIARY COMPANIES
         (A majority-owned subsidiary of Inland Steel Industries, Inc.)


Notes to Consolidated Financial Statements (Unaudited)
================================================================================

NOTE 1/FINANCIAL STATEMENTS

     Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods. These financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 2/ACQUISITIONS

     During the first nine months of 1997, the Company, through its subsidiaries, acquired Thypin Steel Co., Inc., Omni Metals, Inc., and the assets of Cardinal Metals, Inc. for an aggregate of $139.5 million in cash plus assumption of debt. The acquisitions have been accounted for by the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed. Results of operations since acquisition for each company are included in the consolidated results. The pro forma effect for 1997 had these acquisitions occurred at the beginning of the year is not material.


NOTE 3/RELATED PARTY TRANSACTIONS

     The Company has agreed to procedures established by Inland Steel Industries, Inc. ("Industries" or "Inland") for charging Industries' administrative expenses to the operating companies owned by it. Pursuant to these procedures, the Company was charged $5.1 million and $4.7 million by Industries for the first nine months of 1998 and 1997, respectively, for management, financial and legal services provided to the Company.

     On March 27, 1997, the Company established the ability to borrow from Industries through a five-year $250 million uncommitted line of credit. As of September 30, 1998, $186.0 million of borrowing was outstanding under this facility.

ISC/Ispat Transaction

     On July 16, 1998, Inland Steel Company ("ISC"), a wholly owned subsidiary of Inland that constituted the steel manufacturing and related operations segment of Inland's consolidated operations, merged with Inland Merger Sub, Inc., a subsidiary of Ispat, in the ISC/Ispat Transaction pursuant to an agreement and plan of merger dated as of May 27, 1998, as amended (the "ISC/Ispat Merger Agreement"). As a result, ISC became an indirect wholly owned subsidiary of Ispat.

     As part of the ISC/Ispat Transaction, the Inland Pension Plan (the "ISC Pension Plan"), in which employees of both ISC and Inland participated, was transferred to ISC. Inland's remaining employees that formerly had participated in the ISC Pension Plan became participants in the Company's pension plan. The ISC Pension Plan has unfunded benefit liabilities on a termination basis, as determined by the Pension Benefit Guaranty Corporation (the "PBGC"), an agency of the United States government. As a condition to consummating the ISC/Ispat Transaction, Ispat, ISC, the Company and Inland entered into an agreement with the PBGC to provide certain financial commitments to reduce the underfunding of the ISC Pension Plan and to secure ISC Pension Plan unfunded benefit liabilities on a termination basis. These requirements include the Company's guaranty of $50 million, for five years, of the obligations of Ispat and ISC to the PBGC in the event of a distress or involuntary termination of the ISC Pension Plan.

     The Company sells to and purchases products from related companies at prevailing market prices. These transactions are summarized as follows:


                                      Dollars in Millions
                         ---------------------------------------------
                            Three Months             Nine Months
                         Ended September 30       Ended September 30
                         ------------------     ----------------------

                           1998       1997        1998           1997
                           -----      -----      ------          -----

Net Product Sales          $ 0.7      $ 2.2      $  5.6          $ 8.0
Net Product Purchases        6.8       46.5       104.2          158.3


     On July 16, 1998, Industries sold ISC. Following the sale, ISC is no longer a related company and no transactions after the date of sale have been included in the above amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations - Comparison of Third Quarter 1998 to Third Quarter 1997
------------------------------------------------------------------------------

     The Company reported consolidated net income of $4.7 million, or $.12 per common share, in the third quarter of 1998 as compared with $11.4 million, or $.29 per common share, in the year-ago quarter. Results reflect a charge of $3.6 million pretax, or $.05 per common share, to write off prior years' claims with steel suppliers. Quarter-to-quarter earnings were also unfavorably affected by a 4% increase in expenses per ton and a 5% increase in interest expense due to an increase in borrowing as well as lower selling prices.

     Third quarter 1998 consolidated net sales of $678.8 million were 5% lower than the comparable year-earlier quarter. Volume decreased 1% to 772,300 tons from 781,100 tons. Average selling price declined 4% to $879 per ton from $916 per ton a year ago.

     Gross profit per ton decreased to $190 from $196 in large part due to the charge for writing off prior years' claims against suppliers. Expenses, defined as operating expenses, depreciation and amortization, increased to $164 per ton from $158 per ton in the third quarter of 1997 due to higher spending levels.

     Operating profit of $20.1 million was 33% lower than the $30.0 million operating profit recorded in the year-ago quarter.

Comparison of First Nine Months of 1998 to First Nine Months of 1997
--------------------------------------------------------------------

     For the first nine months of 1998, the Company reported net income of $36.3 million, or $0.92 per common share, compared to $47.0 million or $1.20 per common share for the same period a year ago. Earnings for the first nine months of 1997 benefited from a $8.9 million pretax gain (fourteen cents per common share) on the sale of the Company's property in Boston and Jersey City.

     Net sales of $2.13 billion in the 1998 period were up 1% from the year-ago level due to the inclusion of a full nine months of net sales from acquisitions made by the Company during 1997.

     Operating profit decreased 3% to $95.6 million in the first nine months of 1998 from $98.3 million recorded in the same period a year ago excluding the one-time gain on the sale of the Boston and Jersey City properties.

Liquidity and Financing
-----------------------

     As part of the recapitalization that took place in 1996, the Company issued $250 million of long term debt ("Notes") and established a committed four-year $250 million bank revolving credit facility. During the third quarter of 1997, the Company extended its $250 million credit facility to September 5, 2002, while reducing both the commitment fee and interest rate related to the facility. Restrictions contained in the bank facility and the Notes indenture prohibit the Company from, among other things, declaring or paying dividends on Company common stock under certain conditions. Considering these restrictions, at September 30, 1998, up to $95 million of common dividends could have been paid.

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

     At September 30, 1998, the Company had outstanding borrowing under the Industries line of credit of $186.0 million. On a combined basis, the Company had committed and uncommitted lines of credit of $314.0 million unused as of September 30, 1998. However, there can be no assurance that Industries will continue to make the $250 million credit line available to the company in the future. Additionally, a covenant contained in the bank credit facility restricts the amount of additional debt, including additional borrowings under the credit lines that the Company can incur, to $70 million as of September 30, 1998.

     On November 10, 1998, Industries redeemed its Thrift Plan's ESOP notes which had been guaranteed by the Company.

Year 2000
---------

The Company's State of Readiness

The Company began planning how to address its Year 2000 issues in 1996. As part of this process, the Company established a Year 2000 panel with representatives from all business units. This panel monitors the progress of the Company in its Year 2000 compliance. This panel has met regularly throughout 1998 and will continue to meet until Year 2000 compliance is completed. In addition, Company personnel and outside Year 2000 consultants have been identifying and correcting problems that may interfere with Year 2000 readiness. The primary focus has been on the Company's internal computer systems.

An assessment of the majority of the Company's hardware, software and procedures was completed in 1997. This assessment identified 40 major systems areas. These were further broken down into upgrade units. Each of the units was corrected to be Year 2000 compliant, tested and installed. It is anticipated that all unit testing will be completed by the end of 1998. The Company plans to conduct integrated testing during the second quarter of 1999.

The Company has also done an assessment of microprocessors embedded in its equipment, distribution facilities and corporate offices. Based on vendor representations and internal testing, the Company believes that it has no Year 2000 compliance issues in this area.

The Company plans to have addressed all Year 2000 issues which are critical to its operations by the end of 1998, with two exceptions - payroll and accounts receivable. Both operations are handled through software packages and the Company expects to have complete Year 2000 software releases installed and tested by mid-1999.

The Company has identified a number of suppliers whose Year 2000 compliance may be critical to the Company. These suppliers include metal suppliers, outside processing facilities and contract carriers. The Company intends to survey these suppliers as to their Year 2000 compliance. The Company will use the results of these surveys to aid in contingency planning.

The Costs to Address the Company's Year 2000 Issues

The Company has estimated that through the end of 1998, total expenses of approximately $5.5 million will have been incurred since it began its Year 2000 compliance program. This amount has been funded through the general operating budget of the Company's Management Information Systems. Currently, it is expected that the Company will spend an additional $1.5 million to bring its systems into Year 2000 compliance. This estimate is based on information currently available and may need to be increased as more information becomes available and as compliance implementation and contingency planning proceed.

The Risks of the Company's Year 2000 Issues

Although the Company believes it is unlikely, it is possible that, as a result of potential failure by major customers or suppliers, or a delay or oversight in the Company's effort to address Year 2000 issues, the Company could experience an adverse impact, which could be material, on the results of operations or the financial position of the Company.

In addition, if the suppliers of necessary telecommunications, energy and transportation needs fail to provide such services needed to sell and deliver its products, or to provide electrical power or other utilities, such failure could also have an adverse impact on the results of operations or financial position of the Company.

The Company's Contingency Plan

The Company has not yet established contingency plans if all systems have not been made Year 2000 compliant, but it expects to develop such plans during 1999.

Subsequent Event
----------------

     On October 27, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Industries, RT Merger Sub, Inc., a wholly owned subsidiary of Industries ("RT Merger Sub"), and the Company. The Merger Agreement provides that, at the effective time of the merger (the "Effective Time"), RT Merger Sub will merge with and into the Company, with the Company continuing in existence as the surviving corporation. Each share of Class A common stock, par value $1.00 per share ("Class A Common Stock") (including the associated preferred stock purchase rights issued pursuant to the Rights Agreement, dated as of June 10, 1996, between the Company and Harris Trust and Savings Bank, as the Rights Agent) issued and outstanding at the Effective Time (other than shares owned by Industries or any direct or indirect subsidiary of Industries, which will be canceled in the merger) will be converted into 0.61 shares of Industries common stock, par value $1.00 per share (including the associated preferred stock purchase rights issued pursuant to the Rights Agreement, dated as of November 25, 1997, between Industries and Harris Trust and Savings Bank, as the Rights

Agent). All of the outstanding shares of Class B common stock, par value $1.00 per share ("Class B Common Stock") will also be canceled in the merger.

     Under Delaware law and the Company's Restated Certificate of Incorporation, the merger must be approved by at least a majority of the votes entitled to be cast by the holders of the outstanding shares of the Class A Common Stock and Class B Common Stock, voting together as a single class. Industries owns 100% of the Class B Common Stock, which represents approximately 87% of the economic interest, and approximately 96% of the voting power, in the Company. Industries has advised that it intends to vote in favor of the Merger Agreement and the merger, and therefore stockholder approval is assured. A notice of and proxy solicitation for a special meeting at which such a vote will take place will be mailed to stockholders in advance of the meeting. As of the date of this Quarterly Report, the Company has selected neither a record date for determining who will be entitled to notice of and to vote at the special meeting nor a date on which the special meeting will occur.

     Upon consummation of the merger, the Company will be a wholly owned subsidiary of Industries, market trading of Class A Common Stock will cease and the Company will take steps to terminate the registration of Class A Common Stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). After such termination, the Company will no longer be subject to the reporting requirements of the Exchange Act.

     It is expected that Robert J. Darnall, the Company's Chairman, will resign that position on or about the Effective Time and will assume responsibility for Ispat International N.V.'s North American steel operations thereafter.

     At some time after the Effective Time, the Company and Industries will merge. Industries expects to change its name to "Ryerson Tull, Inc." at that time. The Company has not determined the date on which such a merger between Industries and the Company will take place.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits. The exhibits required to be filed by Item 601 Regulation S-K are listed in the Exhibit Index which is attached hereto and incorporated by reference herein.

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the third quarter of 1998.

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



Date:   November 13, 1998

                                                            Part I -- Schedule A


                              RYERSON TULL, INC.
                           AND SUBSIDIARY COMPANIES
        (A majority-owned subsidiary of Inland Steel Industries, Inc.)

                        SUMMARY OF STOCKHOLDERS' EQUITY

=================================================================================================================



                                                                                  Dollars in Millions
                                                                   ------------------------------------------------
                                                                   September 30, 1998           December 31, 1997
                                                                   ------------------           -----------------
                                                                      (unaudited)

STOCKHOLDERS' EQUITY
--------------------

  Series A common stock ($1 par value)
   - 5,346,495 shares and 5,283,762 shares issued
     as of September 30, 1998 and                                              $  5.3                      $  5.3
     December 31, 1997, respectively

  Series B common stock ($1 par value)
   - 34,000,000 shares issued and outstanding
     as of September 30, 1998 and December 31, 1997                              34.0                        34.0

  Capital in excess of par value                                                305.6                       304.6

  Retained earnings
   Balance beginning of year                                         $ 85.2                      $ 22.4

   Net income                                                          36.3     121.5              62.8      85.2
                                                                     ------                      ------
   Cumulative translation adjustment                                             (1.3)                       (1.3)

   Restricted stock awards                                                       (0.5)                       (0.3)

   Treasury stock, at cost
   -938 shares as of September 30, 1998 and
    2,031 as of December 31, 1997                                                   -                           -
                                                                               ------                      ------

      Total Stockholders' Equity                                               $464.6                      $427.5
                                                                               ======                      ======

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                               Sequential
Number                           Description                           Page No.
-------                          -----------                          ----------
3.1      Restated Certificate of Incorporation of the Company             -
         (Filed as Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-3235), and
         incorporated by reference herein.)

3.2      By-Laws of the Company.  (Filed as Exhibit 3.2 to the            -
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 1996 and incorporated by reference herein.)

27       Financial Data Schedule...................................
